Form 10-Q
period 1998-03-31
SHOE PAVILION INC
filed 1998-05-15
CIK 1051009

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                              _________________

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number 0-23669


                              SHOE PAVILION, INC.
             (Exact name of Registrant as Specified in its Charter)

                  DELAWARE                                 94-3289691
(State or Other Jurisdiction of Incorporation            (IRS Employer
             or Organization)                        Identification Number)

              3200-F REGATTA BOULEVARD, RICHMOND, CALIFORNIA 94804
             (Address of principal executive offices)   (Zip Code)

                                 (510) 970-9775
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ].  No [ X ].

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVEYEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock outstanding as of March 31, 1998       6,800,00 shares

                           FORWARD-LOOKING STATEMENTS



       This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from management's current expectations. These factors include, without limitation, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, the Company's ability to purchase attractive name brand merchandise at desirable discounts and the availability of desirable store locations and management's ability to negotiate acceptable lease terms and open new stores in a timely manner. Other risk factors are detailed in the Company's filing with the Securities and Exchange Commission. The Company assumes no obligation to update forward-looking statements.

                             SHOE PAVILION, INC.
                             INDEX TO FORM 10-Q

                                   PART I
                            FINANCIAL INFORMATION

Item 1 -- Financial Statements                                          Page
                                                                        ----
          Balance Sheets.............................................     3
          Statements of Income.......................................     4
          Statements of Cash Flows...................................     5
          Notes to Financial Statements..............................     6
Item 2    Management's Discussion And Analysis Of Financial Condition
          And Results Of Operations..................................   7-8
Item 3    Quantitative And Qualitative Disclosures About Market Risk.     8


                                    PART II
                               OTHER INFORMATION

Item 1    Legal Proceedings..........................................     9
Item 2    Changes In Securities And Use Of Proceeds..................     9
Item 6    Exhibits And Reports On Form 8-K...........................    10

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

  The following financial statements and related financial information are filed as part of this report:


                             Shoe Pavilion, Inc.

                    Condensed Consolidated Balance Sheets

                                 (Unaudited)



($000, except per share data)                                  March 31,      December 31,     March 31,
                                                                 1998            1997            1997
                                                               --------       -----------      --------
        ASSETS
Current assets:
  Cash.....................................................     $   218         $   395         $   398
  Inventories..............................................      22,208          19,795          13,878
  Prepaid expenses and other...............................         414              73             156
                                                               --------       -----------      --------
    Total current assets...................................      22,840          20,263          14,432

Property and equipment, net................................       2,016           2,075           1,399
Other assets...............................................         639             308              42
                                                               --------       -----------      --------
    Total assets...........................................     $25,495         $22,646         $15,873
                                                               ========       ===========      ========

        LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
  Accounts payable.........................................     $ 6,755         $ 5,921         $ 3,902
  Accrued expenses.........................................         936             843             994
  Line of credit...........................................       1,987           7,387           5,503
  Current portion of long-term obligations.................          16              68              87
                                                               --------       -----------      --------
    Total current liabilities..............................       9,694          14,219          10,486

Deferred rent..............................................         913             896             414
Long-term obligations, less current portion................         230             203             161

Stockholders' equity
  Common stock - $.001 par value: 15,000,000
   shares authorized, issued; 6,800,000,
   4,500,000, 4,500,000....................................           7               4               4
  Preferred stock - $.001 par value; 1,000,000
   shares authorized; no shares issued or
   outstanding.............................................          --              --              --
  Additional paid-in capital...............................      14,453             812             563
  Retained earnings........................................         198           6,512           4,245
                                                               --------       -----------      --------
    Total stockholders' equity.............................      14,658           7,328           4,812
                                                               --------       -----------      --------
    Total liabilities and stockholders' equity.............     $25,495         $22,646         $15,873
                                                               ========       ===========      ========



See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

($000, except per share and operating data)

                                                   Three Months Ended
                                                         March 31
                                                   ------------------
                                                     1998       1997
Net sales.......................................   $11,451    $ 8,155
Cost of sales and related occupancy expenses....     7,641      5,475
                                                   -------    -------
    Gross profit................................     3,810      2,680
Selling, general and administrative expenses....     3,008      2,034
                                                   -------    -------
    Income from operations......................       802        646
Interest and other, net.........................       117        113
                                                   -------    -------
Income before taxes.............................       685        533
Income taxes....................................       148         37
                                                   -------    -------
NET INCOME......................................   $   537    $   496
                                                   =======    =======

PRO FORMA
  Historical income before taxes on income......   $   685    $   533
  Pro forma provision for income taxes..........       258        201
                                                   -------    -------
  Pro forma net income..........................   $   427    $   332
                                                   =======    =======

Pro forma earnings per share
Basic...........................................   $  0.07
Diluted.........................................   $  0.07

Pro forma weighted average shares outstanding
Basic...........................................     6,183
Diluted.........................................     6,196

Stores Open at end of period....................        56         47

See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

($000, except per share data)


                                                            Three Months Ended
                                                                  March 31
                                                            ------------------
                                                              1998      1997
Operating activities
Net income...............................................   $   537    $   496
Adjustments to reconcile net income to net cash
  used by operating activities
  Depreciation...........................................       175        124
  Cash provided (used) by changes in:
    Inventories..........................................    (2,413)      (392)
    Prepaid expenses and other current assets............      (341)       (90)
    Accounts payable.....................................       834     (1,792)
    Accrued expenses.....................................        93        221
    Other assets.........................................       154        (25)
    Deferred rent........................................        17        (24)
                                                            -------    -------
      Net cash provided (used) by operating activities...      (944)    (1,482)

Investing activities
  Purchase of property and equipment, net................      (116)      (149)

Financing activities
  Net proceeds from initial public offering..............    14,108          0
  (Payment) Proceeds (to) from line of credit............    (5,400)     2,103
  Principal payments on long-term obligations............       (25)       (18)
  Principal payments on capital leases...................         0         (8)
  Distributions paid to stockholder......................    (7,800)      (250)
                                                            -------    -------
    Net cash provided by financing activities............       883      1,827
                                                            -------    -------
NET (DECREASE) INCREASE IN CASH..........................      (177)       196
CASH, BEGINNING OF PERIOD................................       395        202
                                                            -------    -------
CASH, END OF PERIOD......................................   $   218    $   398
                                                            =======    =======

Interest paid............................................   $   118    $    98
Income taxes paid........................................        33         65

See notes to condensed consolidated financial statements.

                         NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

GENERAL - The accompanying unaudited condensed consolidated financial statements have been prepared form the records of the Company without audit, and in the opinion of management, include all adjustments necessary to present fairly the financial position at March 31, 1998 and 1997 and the interim results of
operations and cash flows for the three months then ended.   The balance sheet
as of December 31, 1997, presented herein, has been derived from the audited financial statements of the Company for the year then ended.

Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended December 31, 1997, included in the Company's prospectus dated February 23, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 1997.

The results of operations for the three-month periods presented herein are not necessarily indicative of the results to be expected for the full year.

PUBLIC OFFERING - On February 27, 1998 the Company sold 2,300,000 shares of its common stock for net proceeds of $14,107,651. In connection with the offering, the Company terminated its status as an S corporation and recorded deferred taxes of $485,000 with a corresponding adjustment to paid-in capital.

NEW ACCOUNTING PRONOUNCEMENT - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income during the quarter ended March 31, 1998. SFAS 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. As the Company has no nonowner sources, comprehensive income and net income are the same.

2.  PRO FORMA INFORMATION

The objective of the pro forma information is to show what the significant effects on the historical information might have been had the Company not been treated as an S Corporation for tax purposes prior to the February 23, 1998, the effective date of the Company's initial public offering.

INCOME TAXES - The pro forma information presented on the condensed consolidated statements of income reflects a provision for income taxes at an effective rate of 38.0% for the quarter ended March 31, 1998 and 1997.

PRO FORMA NET INCOME PER SHARE - Pro forma basic net income per share is based on the weighted average number of shares of common stock outstanding during the period plus the estimated number of shares offered by the Company (1,271,650 shares) which were necessary to fund the $7,800,000 distribution paid to the Company's stockholder upon termination of the Company's status as an S Corporation. Pro forma diluted net income per share is calculated using the number of shares used in the basic calculation plus the dilutive effect of stock options outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company operated 56 retail stores in California, Washington, Oregon and Nevada as of March 31, 1998 compared to 47 stores as of March 31, 1997.

RESULTS OF OPERATIONS

Net sales increased 40.4% to $11.5 million for the first quarter ended March 31,1998 from $8.2 million for the first quarter of 1997. This increase in net sales was attributable to a 3.0% increase in comparable store sales of $7.9 million and new stores sales, including one store opened during the period, of $3.6 million.

Gross profit increased 42.2% to $3.8 million for the first quarter ended March 31, 1998 from $2.7 million for the first quarter of 1997, and increased as a percentage of net sales to 33.3% from 32.9%. The increase in gross profit was primarily attributable to the Company's ability to purchase merchandise in larger quantities at a lower cost per unit.

Selling expenses consist of payroll and related costs, advertising and promotional expenses. General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, employee benefits and warehousing costs. Selling, general and administrative expenses increased 47.9% to $3.0 million for the first quarter ended March 31, 1998 from $2.0 million for the first quarter of 1997, and increased as a percentage of net sales to 26.3% from 25.0%. The increase in selling, general and administrative expenses was primarily attributable to increases in advertising expenses and freight expenses for new stores.

Interest expense and other increased 3.5% to $117,000 for the first quarter ended March 31, 1998 from $113,000 for the first quarter of 1997. The increase was attributable to higher average borrowings on the Company's revolving line to support increased inventory levels for new stores. During the quarter ended March 31, 1998, $6.0 million of the Company's line of credit was repaid with the proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its cash requirements primarily through cash flow from operations, borrowings under its credit facility and sales of common stock. Net cash used by operating activities for the quarter ended March 31, 1998 was $944,000, resulting primarily from a $2.4 million increase in inventory and prepaid expenses offset by an increase in accounts payable. The increase in inventory was primarily attributable to the opening of new stores and expansion of the inventory selection. Net cash used in investing activities was $116,000 primarily for the purchase of property and equipment. Net cash provided by financing activities was $883,000 for the quarter ended March 31, 1998, primarily from $14.1 million raised in the Company's initial public offering offset by a $7.8 million payment for a S corporation distribution and a $6.0 million payment on the Company's line of credit.

Capital expenditures for the quarter ended March 31, 1998 were $116,000, primarily for the build-out of two new stores. The Company's primary cash requirements have been related to capital expenditures for new stores including merchandise inventory for such stores and leasehold improvements. During 1998, the Company anticipates that cash will be used primarily for merchandise inventory and capital expenditures. The Company estimates that the cost of capital expenditures for fiscal 1998, excluding the cost of any possible acquisitions, will total approximately $2.5 million, primarily for the build-out of approximately 10 to 20 new stores and an upgrade of the Company's management information systems.

The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $10.0 million expiring on April 30, 1999 along with a $500,000 term line available for the purchase or lease of equipment. As of March 31, 1998, the unused and available portion of the credit facility was approximately $8.0 million. The Company believes that operating cash flow and borrowings under its credit facility will be sufficient to complete the Company's 1998 store expansion program and to satisfy the Company's other capital requirements through fiscal 1998.

IMPACT OF YEAR 2000

Some older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than 2000. This failure to use four digits to define the applicable year has created what is commonly referred to as the "Year 2000 Issue" and could cause a system failure or miscalculations causing disruption of operations, including a temporary inability to process transactions or engage in similar normal business activities.

The Company recognizes the need to ensure that the Year 2000 Issue will not adversely impact its operations. While the Company's software used internally is not fully Year 2000 compliant, the Company is currently in the process of purchasing new compliant software. As a result the Company does not believe that it has material exposure to the Year 2000 Issue with respect to its own information systems. The Company intends to assess its position regarding the Year 2000 issue with respect to external information systems by the end of 1998. Since the Company does not communicate electronically with its suppliers, the Company does not anticipate the need to upgrade legacy operating systems to address many of the more complex Year 2000 Issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

  In February 1998, the International Brotherhood of Teamsters filed unfair labor practice charges and the National Labor Relations Board issued a complaint alleging that the Company terminated approximately 19 employees because of their union activities. The Company settled this matter for a de minimis sum in March 1998.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In December 1997, the Company filed a registration statement under the Securities Act of 1993 to sell up to 2.3 million shares of Common Stock in its initial public offering ("IPO"). The effective date of registration of the IPO was February 23, 1998, under Commission file No. 333-41877. The offering was managed by Van Kasper & Company and closed on February 27, 1998 after selling an aggregate of 2,300,000 shares of Common Stock in the IPO. Expenses related to the IPO incurred through March 31, 1998 were as follows:


     Since completion of the IPO in February 1998, the Company has used all of the proceeds in the following manner:


Proceeds from IPO....................................................                   $16,100,000

Less Offering Costs:
Underwriter's Discount...............................................   $1,127,000
Securities and Exchange Commission registration fee..................        6,718
NASD filing fee......................................................        2,938
Nasdaq National Market listing fee...................................       67,875
Non-accountable expense allowance....................................      161,000
Legal fees and expenses..............................................      155,806
Accounting fees and expenses.........................................      206,695
Printing and engraving expenses......................................      115,154
Blue Sky fees and expenses...........................................        5,000
Miscellaneous........................................................      144,163

    TOTAL OFFERING COSTS.............................................                     1,992,349
                                                                                        -----------
NET PROCEEDS.........................................................                   $14,107,651
                                                                                        ===========

    Since completion of the IPO in February 1998, the Company has used all of the proceeds in the following manner:

Distribution to stockholder..........................................    $7,800,000
Reduction of line of credit..........................................     6,000,000
General Working Capital..............................................       307,651
                                                                        -----------
Total proceeds used through March 31, 1998...........................   $14,107,651
                                                                        ===========



     Except where noted, no proceeds were paid directly or indirectly to directors, officers, general partners of the Company or to persons holding ten percent or more of any class of equity security issued by the Company, or to any other affiliate of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

             27.1 Financial Data Schedule

        (b)  Reports on Form 8-K filed during the quarter ended March 31, 1998:

             None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 1998.

                              SHOE PAVILION, INC., as Registrant

                              By /s/ Dmitry Beinus
                              -----------------------------------
                              Dmitry Beinus
                              Chairman and Chief Executive Officer

                              By  /s/ Gary A. Schwartz
                              -----------------------------------
                              Gary A. Schwartz
                              Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT NUMBER         DESCRIPTION
--------------         -----------

27.1                   Financial Data Schedule