Form 10-Q
period 1998-06-30
SHOE PAVILION INC
filed 1998-08-05
CIK 1051009

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X].  No [ ].



  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock outstanding as of August 5, 1998 was 6,800,000 shares

                           FORWARD-LOOKING STATEMENTS



This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from management's current expectations. These factors include, without limitation, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, the Company's ability to purchase attractive name brand merchandise at desirable discounts and the availability of desirable store locations and management's ability to negotiate acceptable lease terms and open new stores in a timely manner. Other risk factors are detailed in the Company's Prospectus dated February 23, 1998, filed with the Securities and Exchange Commission. The Company assumes no obligation to update forward-looking statements.



                              SHOE PAVILION, INC.

                               INDEX TO FORM 10-Q



                                     PART I

                             FINANCIAL INFORMATION


Item 1 - Condensed Consolidated Financial Statements (Unaudited):         Page
                                                                          ----
         Balance Sheets..................................................   3
         Statements of Income............................................   4
         Statements of Cash Flows........................................   5
         Notes to Financial Statements...................................   6

Item 2 - Management's Discussion And Analysis Of Financial Condition And
         Results Of Operations........................................... 7-8

Item 3 - Quantitative And Qualitative Disclosures About Market Risk......   8


                                    PART II

                               OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K................................   9

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

  The following financial statements and related financial information are filed as part of this report:



                              Shoe Pavilion, Inc.

                     Condensed Consolidated Balance Sheets

                                  (Unaudited)


(In thousands, except share data)                                                      June 30      December 31   June 30
                                                                                         1998          1997         1997
                                                                                      ----------    -----------  ----------

                ASSETS

Current assets
    Cash                                                                              $      323    $       395  $      306
    Inventories                                                                           24,888         19,795      18,579
    Prepaid expenses and other                                                               298             73          50
                                                                                      ----------    -----------  ----------
            Total current assets                                                          25,509         20,263      18,935


Property and equipment, net                                                                2,382          2,075       1,718
Other assets                                                                                 573            308          81
                                                                                      ----------    -----------  ----------
            Total assets                                                              $   28,464    $    22,646  $   20,734
                                                                                      ==========    ===========  ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                 $    8,284    $    5,921   $    8,390
     Accrued expenses                                                                        602           843          971
     Line of credit                                                                        3,200         7,387        4,987
     Current portion of long-term obligations                                                 21            68           69
                                                                                      ----------    -----------  ----------
            Total current liabilities                                                     12,107        14,219       14,417


Deferred rent                                                                                942            896         629
Long-term obligations, less current portion                                                   71            203         153
                                                                                      ----------    -----------  ----------
            Total liabilities                                                             13,120         15,318      15,199
                                                                                      ----------    -----------  ----------

Stockholders' equity
      Common stock - $.001 par value: 15,000,000 shares authorized;
      issued and outstanding; 6,800,000, 4,500,000, 4,500,000                                  7              4           4
      Preferred stock - $.001 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                                          -              -           -
      Additional paid-in capital                                                          14,453            812         812
      Retained earnings                                                                      884          6,512       4,719
                                                                                      ----------    -----------  ----------
            Total stockholders' equity                                                    15,344          7,328       5,535
                                                                                      ----------    -----------  ----------
            Total liabilities and stockholders' equity                                $   28,464    $    22,646  $   20,734
                                                                                      ==========    ===========  ==========

See notes to condensed consolidated financial statements

                              Shoe Pavilion, Inc.

                  Condensed Consolidated Statements of Income

                                  (Unaudited)


(In thousands, except per share and number of stores)


                                                                 Three Months Ended     Six Months Ended
                                                                      June 30               June 30
                                                                 ------------------    ------------------
                                                                  1998       1997       1998        1997

Net sales                                                          $13,386  $12,174    $24,837    $20,329
Cost of sales and related occupancy expenses                         8,591    7,665     16,232     13,140
                                                                 ---------  -------    -------   --------
         Gross profit                                                4,795    4,509      8,605      7,189
Selling, general and administrative expenses                         3,628    3,116      6,636      5,151
                                                                 ---------  -------    -------   --------
         Income from operations                                      1,167    1,393      1,969      2,038
Interest and other, net                                                 52      127        169        239
                                                                 ---------  -------    -------   --------
Income before taxes                                                  1,115    1,266      1,800      1,799
Income taxes                                                           429       89        577        126
                                                                 ---------  -------    -------   --------
Net Income                                                       $     686  $ 1,177    $ 1,223   $  1,673
                                                                 =========  =======    =======   ========


Earnings per share:
Basic                                                            $    0.10
Diluted                                                          $    0.10


Weighted average shares outstanding:
Basic                                                                6,800
Diluted                                                              6,845

PRO FORMA
  Historical income before taxes on income                                  $ 1,266    $ 1,800   $  1,799
  Pro forma provision for income taxes                                          478        687        679
                                                                            -------    -------   --------
  Pro forma net income                                                      $   788    $ 1,113   $  1,120
                                                                            =======    =======   ========

Pro forma earnings per share
Basic                                                                                  $  0.17
Diluted                                                                                $  0.17

Pro forma weighted average shares outstanding
Basic                                                                                    6,493
Diluted                                                                                  6,521

Stores open at end of period                                                                58         54


See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)


(In thousands)


                                                               Six Months Ended
                                                                   June 30
                                                              ------------------
                                                               1998        1997
Operating activities:
Net income                                                    $ 1,223   $ 1,673
Adjustments to reconcile net income to net cash
  used by operating activities
  Depreciation                                                    362       258
  Effect of  changes in:
     Inventories                                               (5,093)   (5,092)
     Prepaid expenses and other current assets                   (225)       24
     Accounts payable                                           2,363     2,695
     Accrued expenses                                            (241)      197
     Other assets                                                 220       (73)
     Deferred rent                                                 46       191
                                                              -------   --------
        Net cash used by operating activities                  (1,345)     (127)
                                                              -------   --------



Investing activities-
   Purchase of property and equipment, net                       (669)     (601)
                                                              -------   --------


Financing activities:
   Net proceeds from initial public offering                   14,108         -
   Borrowings (repayments) on line of credit                   (4,187)    1,587
   Principal payments on capital leases                          (179)      (51)
   Distributions paid to stockholder                           (7,800)     (704)
                                                              -------   --------
        Net cash provided by financing activities               1,942       832
                                                              -------   --------
NET (DECREASE) INCREASE IN CASH                                   (72)      104
CASH, BEGINNING OF PERIOD                                         395       202
                                                              -------   --------
CASH, END OF PERIOD                                           $   323   $   306
                                                              =======   ========


See notes to condensed consolidated financial statements.

                         NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

GENERAL - The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments necessary to present fairly the financial position at June 30, 1998 and 1997 and the interim results of operations for the three and six months then ended and cash flows for the six
months then ended.   The balance sheet as of December 31, 1997, presented
herein, has been derived from the audited financial statements of the Company for the year then ended.

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

The results of operations for the three-month and six-month periods presented herein are not necessarily indicative of the results to be expected for the full year.

PUBLIC OFFERING - On February 27, 1998, the Company sold 2,300,000 shares of its common stock for net proceeds of $14,107,651. In connection with the offering, the Company terminated its status as an S corporation and recorded deferred taxes of $485,000 with a corresponding adjustment to paid-in capital.

NEW ACCOUNTING PRONOUNCEMENT - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income during the
                                     ------------------------------
quarter ended March 31, 1998. SFAS 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. As the Company has no changes in net assets from nonowner sources, comprehensive income and net income are the same.

2.  PRO FORMA INFORMATION

The objective of the pro forma information is to show what the significant effects on the historical information might have been had the Company not been treated as an S Corporation for tax purposes prior to the February 23, 1998, the effective date of the Company's initial public offering.

INCOME TAXES - The pro forma information presented on the condensed consolidated statements of income reflects a provision for income taxes at an effective rate of 38.5% for the six months ended June 30, 1998 and 1997 and the quarter ended June 30, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW


Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company operated 58 retail stores in California, Washington, Oregon and Nevada as of June 30, 1998 compared to 54 stores as of June 30, 1997.



RESULTS OF OPERATIONS

Net sales increased 10.0% to $13.4 million for the second quarter ended June 30,1998 from $12.2 million for the second quarter of 1997. Net sales for the six months ended June 30, 1998 were $24.8 million, a 22.2% increase from sales of $20.3 million for the six months ended June 30, 1997. The increase in net sales was attributable to a 6.2% and 4.7% increase in comparable store sales for the three and six months ended June 30, 1998, respectively, and sales of new stores opened.


Gross profit increased 6.3% to $4.8 million for the second quarter ended June 30, 1998 from $4.5 million for the second quarter of 1997, but decreased as a percentage of net sales to 35.8% from 37.0%. Gross profit for the six months ended June 30, 1998 increased 19.7% to $8.6 million from $7.2 million for the six months ended June 30, 1997 but decreased as a percentage of net sales to 34.6% from 35.4% for the comparable period in 1997. In April 1997, the Company assumed the leasehold interests of Standard Shoes and purchased Standard Shoes' inventory at 60% of Standard Shoes' cost. During the quarter ended June 30, 1997, the Company liquidated that inventory, which resulted in net sales of approximately $2.8 million and an increase in gross profit as a percentage of net sales of 3.3 percentage points. The decrease in gross profit as a percentage of net sales for the second quarter and six-month period ended June 30, 1998 compared to the comparable periods in 1997 was primarily attributable to the liquidation of inventory from Standard Shoes.


Selling expenses consist of payroll and related costs, advertising and promotional expenses. General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, employee benefits and warehousing costs. Selling, general and administrative expenses increased 16.4% to $3.6 million for the second quarter ended June 30, 1998 from $3.1 million for the second quarter of 1997, and increased as a percentage of net sales to 27.1% from 25.6%. Selling, general and administrative expenses for the six months-ended June 30,1998 increased $1.4 million or 28.8% to $6.6 million from $5.2 million for the six-months ended June 30, 1997 and increased as a percentage of sales to 26.7% from 25.3% for the six-months ended June 30, 1997. The increase in selling, general and administrative expenses was primarily attributable to increases in advertising expenses and freight expenses, as a result of the increase in the number of stores, offset by a decrease in warehouse payroll expense. In addition, the six months ended June 30, 1997, included approximately $143,000 in expenses relating to the relocation of the Company's headquarters.


Interest expense and other decreased 59.1% to $52,000 for the second quarter ended June 30, 1998 from $127,000 for the second quarter of 1997. Interest expense for the six months ended June 30,1998 decreased $66,000 or 27.6% to $173,000 from $239,000 for the six months ended June 30, 1997. The decrease was attributable to lower average borrowings on the Company's revolving line of credit. During the quarter ended March 31, 1998, $6.0 million of the Company's line of credit was repaid with the proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES


Historically, the Company has funded its cash requirements primarily through cash flow from operations and borrowings under its credit facility and beginning in February 1998, proceeds from its initial public offering. Net cash used by operating activities for the six months ended June 30, 1998 was $1,345,000, resulting primarily from a $5.3 million increase in inventory and prepaid expenses offset by an increase in accounts payable. The increase in inventory was primarily attributable to the opening of new stores and expansion of the inventory selection. Net cash used in investing activities was $669,000 primarily for the purchase of property and equipment. Net cash provided by financing activities was $1,942,000 for the six months ended June 30, 1998, primarily from $14.1 million raised in the Company's initial public offering offset by a $7.8 million payment for a S corporation distribution and a $4.2 million payment on the Company's line of credit net of borrowings.

Capital expenditures for the six months ended June 30, 1998 were $669,000, primarily for the build-out of three new stores opened through June 30, 1998, plus construction-in-progress of three additional stores and upgrades to management information systems. The Company's primary cash requirements have been related to capital expenditures for new stores including merchandise inventory for such stores and leasehold improvements. During 1998, the Company anticipates that cash will be used primarily for merchandise inventory and capital expenditures. The Company estimates that the cost of capital expenditures for fiscal 1998, excluding the cost of any possible acquisitions, will total approximately $2.5 million, primarily for the build-out of approximately 10 to 20 new stores and an upgrade of the Company's management information systems.

The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $10.0 million expiring on April 30, 1999 along with a $500,000 term line available for the purchase or lease of equipment. As of June 30, 1998, the unused and available portion of the credit facility was approximately $6.8 million. The Company believes that operating cash flow and borrowings under its credit facility will be sufficient to complete the Company's 1998-store expansion program and to satisfy the Company's other capital requirements through fiscal 1998.

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

The Company recognizes the need to ensure that the Year 2000 Issue will not adversely impact its operations. While the Company's software used internally is not fully Year 2000 compliant, the Company has purchased new compliant software and is in the process of implementing its use. As a result, the Company does not believe that it has material exposure to the Year 2000 Issue with respect to its own information systems. The Company does not currently communicate electronically with its suppliers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

                                    PART II

                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K filed during the quarter ended June 30, 1998:

              None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 1998.

                              SHOE PAVILION, INC., as Registrant

                              By /s/ Dmitry Beinus
                                 ---------------------
                              Dmitry Beinus
                              Chairman and Chief Executive Officer

                              By /s/ Gary A. Schwartz
                                 ---------------------
                              Gary A. Schwartz
                              Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NUMBER         DESCRIPTION
--------------         -----------

27.1                   Financial Data Schedule