Form 10-Q
period 1998-09-30
SHOE PAVILION INC
filed 1998-11-09
CIK 1051009

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number 0-23669


                              SHOE PAVILION, INC.
             (Exact name of Registrant as Specified in its Charter)

                Delaware                                  94-3289691
(State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                     Identification Number)

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

      Common Stock outstanding as of November 6, 1998 was 6,800,000 shares

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



                              SHOE PAVILION, INC.
                               INDEX TO FORM 10-Q



                                     PART I
                             FINANCIAL INFORMATION



Item 1   Condensed Consolidated Financial Statements (Unaudited):                  Page
                                                                                   ----
          Balance Sheets.........................................................     3
          Statements of Income...................................................     4
          Statements of Cash Flows...............................................     5
          Notes to Financial Statements..........................................   6-7
Item 2    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................  8-10
Item 3    Quantitative and Qualitative Disclosures about Market Risk.............    11

                                    PART II
                               OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K.........................................    12

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

  The following financial statements and related financial information are filed as part of this report:

                              Shoe Pavilion, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

(In thousands, except share data)                                    September 30  December 31  September 30
                                                                          1998       1997        1997
                                                                        -------     -------     -------
                ASSETS

Current assets

     Cash .........................................................     $   676     $   395     $   251
     Inventories ..................................................      27,223      19,795      20,219
     Prepaid expenses and other ...................................         371          73         297
                                                                        -------     -------     -------
            Total current assets ..................................      28,270      20,263      20,767

Property and equipment, net .......................................       3,116       2,075       2,017
Other assets ......................................................         627         308          56
                                                                        -------     -------     -------
            Total assets ..........................................     $32,013     $22,646     $22,840
                                                                        =======     =======     =======

              LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities

     Accounts payable .............................................     $ 6,982     $ 5,921     $ 7,573
     Accrued expenses .............................................         995         843       1,029
     Line of credit ...............................................       6,800       7,387       7,087
     Current portion of long-term obligations .....................          21          68          74
                                                                        -------     -------     -------
            Total current liabilities .............................      14,798      14,219      15,763

Deferred rent .....................................................       1,002         896         861
Long-term obligations, less current portion .......................          69         203         123
                                                                        -------     -------     -------
            Total liabilities .....................................      15,869      15,318      16,747
                                                                        -------     -------     -------

Stockholders' equity

     Common stock- $.001 par value: 15,000,000 shares authorized;
     issued and outstanding; 6,800,000, 4,500,000, 4,500,000 ......           7           4           4
     Preferred stock- $.001 par value; 1,000,000 shares authorized;
     no shares issued or outstanding ..............................        --          --          --
     Additional paid-in capital ...................................      14,453         812         812
     Retained earnings ............................................       1,684       6,512       5,277
                                                                        -------     -------     -------
            Total stockholders' equity ............................      16,144       7,328       6,093
                                                                        -------     -------     -------
            Total liabilities and stockholders' equity ............     $32,013     $22,646     $22,840
                                                                        =======     =======     =======



See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

(In thousands, except per share and number of stores)
                                                         Three Months Ended        Nine Months Ended
                                                            September 30              September 30
                                                            ------------              ------------
                                                        1998          1997          1998           1997

Net sales ...................................        $14,638        $11,856        $39,476        $32,185
Cost of sales and related occupancy expenses           9,258          7,807         25,491         20,678
                                                     -------        -------        -------        -------
        Gross profit ........................          5,380          4,049         13,985         11,507
Selling, general and administrative expenses           3,980          3,350         10,617          8,769
                                                     -------        -------        -------        -------
         Income from operations .............          1,400            699          3,368          2,738
Interest and other, net .....................            100             99            268            339
                                                     -------        -------        -------        -------
Income before taxes .........................          1,300            600          3,100          2,399
Income taxes ................................            500             42          1,077            169
                                                     -------        -------        -------        -------
Net Income ..................................        $   800        $   558        $ 2,023        $ 2,230
                                                     =======        =======        =======        =======

Earnings per share:
Basic .......................................        $  0.12
Diluted .....................................        $  0.12

Weighted average shares outstanding:
Basic .......................................          6,800
Diluted .....................................          6,803

PRO FORMA
  Historical income before taxes on income ..                       $   600        $ 3,100        $ 2,399
  Pro forma provision for income taxes ......                           226          1,194            905
                                                                    -------        -------        -------
  Pro forma net income ......................                       $   374        $ 1,906        $ 1,494
                                                                    =======        =======        =======

Pro forma earnings per share
Basic .......................................                                      $  0.29
Diluted .....................................                                      $  0.29

Pro forma weighted average shares outstanding
Basic .......................................                                        6,597
Diluted .....................................                                        6,617

Stores Open at end of period ................                                           62             56



See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

             (In thousands)

                                                            Nine Months Ended
                                                               September 30
                                                               ------------
                                                            1998           1997

Operating activities:
Net income ......................................        $  2,023         $  2,230
Adjustments to reconcile net income to net cash
  used by operating activities
  Depreciation ..................................             566              442
  Effect of changes in:
     Inventories ................................          (7,428)          (6,733)
     Prepaid expenses and other current assets ..            (298)             (42)
     Accounts payable ...........................           1,061            1,878
     Accrued expenses ...........................             152              256
     Other assets ...............................             166             (229)
     Deferred rent ..............................             106              424
                                                         --------         --------
        Net cash used by operating activities ...          (3,652)          (1,774)

Investing activities-
   Purchase of property and equipment, net ......          (1,607)          (1,083)

Financing activities:
   Net proceeds from initial public offering ....          14,107             --
   Borrowings (repayments) on line of credit ....            (587)           3,687
   Principal payments on capital leases .........            (180)             (77)
   Distributions paid to stockholder ............          (7,800)            (704)
                                                         --------         --------
        Net cash provided by financing activities           5,540            2,906
                                                         --------         --------
NET INCREASE IN CASH ............................             281               49
CASH, BEGINNING OF PERIOD .......................             395              202
                                                         --------         --------
CASH, END OF PERIOD .............................        $    676         $    251
                                                         ========         ========





            See notes to condensed consolidated financial statements.

                         NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

GENERAL - The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments necessary to present fairly the financial position at September 30, 1998 and 1997 and the interim results of operations for the three and nine months then ended and cash flows for the nine
months then ended.   The balance sheet as of December 31, 1997, presented
herein, has been derived from the audited financial statements of the Company for the year then ended.

Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended December 31, 1997, included in the Company's prospectus dated February 23, 1998. Certain information and disclosures normally included in notes to financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 1997.

The results of operations for the three-month and nine-month periods presented herein are not necessarily indicative of the results to be expected for the full year.

FIXED ASSETS- As of September 30, 1998, the fixed assets include approximately $600,000 in costs related to the implementation of the Company's new management information systems.

PUBLIC OFFERING - On February 27, 1998, the Company sold 2,300,000 shares of its common stock for net proceeds of $14,106,862. In connection with the offering, the Company terminated its status as an S corporation and recorded deferred taxes of $485,000 with a corresponding adjustment to paid-in capital.

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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred. The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise captializable as long-lived assets. The SOP will be effective for fiscal years beginning after December 15, 1998. The Company's adoption of the new accounting standard will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. The Company has not completed the process of assessing the impact of this statement.

RECLASSIFICATION- The 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.  PRO FORMA INFORMATION

The objective of the pro forma information is to show what the significant effects on the historical information might have been had the Company not been treated as an S Corporation for tax purposes prior to the February 23, 1998, the effective date of the Company's initial public offering.

INCOME TAXES - The pro forma information presented on the condensed consolidated statements of income reflects a provision for income taxes at an effective rate of 38.5% for the nine months ended September 30, 1998 and 37.7% for the quarter and nine months ended September 30, 1997.

PRO FORMA NET INCOME PER SHARE - Pro forma basic net income per share is based on the weighted average number of shares of common stock outstanding during the period plus the estimated number of shares offered by the Company (1,271,722 shares) which were necessary to fund the $7,800,000 distribution paid to the Company's stockholder upon termination of the Company's status as an S Corporation. Pro forma diluted net income per share is calculated using the number of shares used in the basic calculation plus the dilutive effect of stock options outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW


Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company operated 62 retail stores in California, Washington and Oregon as of September 30, 1998 compared to 56 stores as of September 30, 1997.



RESULTS OF OPERATIONS


Net sales increased 23.5% to $14.6 million for the third quarter ended September 30,1998 from $11.9 million for the third quarter of 1997. Net sales for the nine months ended September 30, 1998 were $39.5 million, a 22.7% increase from sales of $32.2 million for the nine months ended September 30, 1997. The increase in net sales was attributable to a 7.8% and 5.9% increase in comparable store sales for the three and nine months ended September 30, 1998, respectively, and sales of newly opened stores.


Gross profit increased 32.9% to $5.4 million for the third quarter ended September 30, 1998 from $4.0 million for the third quarter of 1997, and increased as a percentage of net sales to 36.8% from 34.2%. Gross profit for the nine months ended September 30, 1998 increased 21.5% to $14.0 million from $11.5 million for the nine months ended September 30, 1997 and decreased slightly as a percentage of net sales to 35.4% from 35.8% for the comparable period in 1997. The increase in gross profit as a percentage of net sales for the third quarter ended September 30, 1998 was primarily attributable to the Company's ability to purchase merchandise in larger quantities at a lower cost per unit. The slight decrease in gross profit as a percentage of net sales for the nine months ended September 30, 1998 was primarily attributable to the liquidation of the Standard Shoe inventory during the nine months ended September 30, 1997.


Selling expenses consist of payroll and related costs, advertising and promotional expenses. General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, employee benefits and warehousing costs. Selling, general and administrative expenses increased 18.8% to $4.0 million for the third quarter ended September 30, 1998 from $3.4 million for the third quarter of 1997, and decreased as a percentage of net sales to 27.2% from 28.3%. Selling, general and administrative expenses for the nine months ended September 30, 1998 increased 21.1% to $10.6 million from $8.8 million for the nine months ended September 30, 1997 and decreased as a percentage of net sales to 26.9% from 27.2% for the nine months ended September 30, 1997. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to a decrease in warehouse payroll expense. In addition, the nine months ended September 30, 1997 included approximately $163,000 in expenses relating to the relocation of the Company's headquarters.


Interest expense and other increased 1.0% to $100,000 for the third quarter ended September 30, 1998 from $99,000 for the third quarter of 1997. Interest expense and other for the nine months ended September 30, 1998 decreased $71,000 or 20.9% to $268,000 from $339,000 for the nine months ended September 30, 1997. The decrease for the nine months ended September 30, 1998 was attributable to lower average borrowings on the Company's revolving line of credit. During the quarter ended March 31, 1998, $6.0 million of the Company's line of credit was repaid with the proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES


Historically, the Company has funded its cash requirements primarily through cash flow from operations and borrowings under its credit facility, and beginning in February 1998, proceeds from its initial public offering. Net cash used by operating activities for the nine months ended September 30, 1998 was $3.7 million resulting primarily from a $7.4 million increase in inventory offset by net income of $2.0 million and a $1.1 million increase in accounts payable. The increase in inventory was primarily attributable to the opening of new stores and expansion of the inventory selection. Net cash used in investing activities was $1.6 million for the purchase of property and equipment, including the Company's new management information systems. Net cash provided by financing activities was $5.5 million for the nine months ended September 30, 1998, primarily from $14.1 million raised in the Company's initial public offering offset by a $7.8 million payment for an S corporation distribution and a $587,000 reduction on the Company's line of credit net of borrowings.

Capital expenditures for the nine months ended September 30, 1998 were $1.6 million primarily for the build-out of nine new stores opened through September 30, 1998, plus construction-in-progress of three additional stores and the Company's new management information systems. The Company's primary cash requirements have been related to capital expenditures for new stores including merchandise inventory for such stores and leasehold improvements. During the next 12 months, the Company anticipates that cash will be used primarily for merchandise inventory and capital expenditures. The Company estimates that the cost of capital expenditures for fiscal 1998, excluding the cost of any possible acquisitions, will total approximately $2.0 million, primarily for the build-out of approximately 10 to 15 new stores and replacement of the Company's management information systems. During the first nine months of 1998, the Company experienced delays in the timing of opening certain new stores. While these delays were largely caused by factors outside the Company's control, they shifted the timing of the revenue contribution of certain new stores to a later quarter from the one that was planned.

The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $10.0 million expiring on April 30, 1999 along with a $500,000 term line available for the purchase or lease of equipment. As of September 30, 1998, the unused and available portion of the credit facility was approximately $3.2 million. The Company believes that operating cash flow and borrowings under its credit facility will be sufficient to complete the Company's 1998-store expansion program and to satisfy the Company's other capital requirements through fiscal 1998.

IMPACT OF YEAR 2000

     The Company is currently in the process of addressing a problem that is facing all users of automated information systems. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send payments, or engage in similar normal business activities.

     State of Readiness. Beginning in early 1998, the Company began an overall assessment of its computer systems, including Year 2000 readiness. The Company determined that certain of its software was not Year 2000 compliant. In mid-1998, the Company, with the guidance of outside consultants, implemented a plan to replace its existing information systems primarily in response to business demand and growth. The new systems are designed to replace the Company's information systems for order processing, warehousing, finance and point-of-sale on a fully integrated enterprise-wide basis. These systems will replace existing software that is not Year 2000 compliant.

     The Company will utilize both internal and external resources to replace and test its information systems software for Year 2000 compliance. An Executive Oversight Steering Committee, consisting of internal executive management, the Company's new information systems officer and various outside third parties, has been formed to supervise the replacement, implementation and testing process. Installation of the new systems began in June 1998, and Company personnel are currently being trained on the new systems. The Company estimates that the installation of the new systems will be completed by the end of the second quarter of 1999, and testing will be completed thereafter. The Company expects to fully convert to the new, Year 2000 compliant information systems no later than September 30, 1999.

     The Company will begin the process of initiating formal communications with significant suppliers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 issues. The Company's exposure to supplier Year 2000 business disruptions is reduced because it does not currently communicate electronically with its suppliers. In addition to suppliers, the Company also relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There can be no assurance that the Company's suppliers, governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on the Company's business, financial condition and operating results.

     Costs to Address the Year 2000 Issue. The Company has incurred, through September 30, 1998, approximately $600,000 relating to the implementation of the new systems and addressing Year 2000 issues. The Company currently estimates that the total costs for implementing the new systems will approximate $2 million. Included in the costs of implementing the new systems is the cost of equipment which the Company presently plans to lease over 36 to 60 months. The Company will capitalize and depreciate the new systems technology over their estimated useful life and to the extent that Year 2000 costs do not qualify as capital investments, the Company will expense such costs as incurred.

     The costs of Year 2000 compliance and the date on which the Company believes it will complete the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain third party resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, supplier compliance and contingency actions, and similar uncertainties. The Company's total Year 2000 project costs do not include the estimated costs and time associated with anticipated third party Year 2000 issues based on presently available information. However, the Company does not believe that those costs are significant due to the fact that the Company does not currently communicate electronically with its suppliers.

     Risks Presented by the Year 2000 Issue. The Company presently believes that with the implementation of new systems and conversion to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such conversions are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company. In addition, if any third parties who provide goods or services essential to the Company's business activities fail to address appropriately their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and operating results.
For example, a Year 2000 related disruption on the part of the financial institutions which process the Company's credit card sales would have a material adverse effect on the Company's business, financial condition and operating results.

     Contingency Plans. The Company's Executive Oversight Steering Committee intends to develop contingency plans in the events that the Company has not completed all of its remediation plans in a timely manner or any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The committee expects to conclude the development of these contingency plans by the end of the second quarter of 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                                    PART II

                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

              27.1 Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1998:

              None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November 1998.

                              SHOE PAVILION, INC., as Registrant

                              By /s/ Dmitry Beinus
                              ------------------------
                              Dmitry Beinus
                              Chairman and Chief Executive Officer

                              By  /s/ Gary A. Schwartz
                              ------------------------
                              Gary A. Schwartz
                              Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------

27.1                                     Financial Data Schedule