Form 10-Q/A
period 1998-03-31
SHOE PAVILION INC
filed 1999-03-18
CIK 1051009

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                  FORM 10-Q/A

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]. No [X].

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

   Common Stock outstanding as of March 31, 1998          6,800,000 shares

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

        The following financial statements and related financial information are filed as part of this report:

                              Shoe Pavilion, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

($000, except per share data)                                                   March 31     December 31   March 31
                                                                                    1998            1997       1997
                                                                               ----------    -----------   --------
                                                                               (Restated)
                                                                                 (Note 3)
                ASSETS
Current assets
     Cash                                                                        $   218         $   395    $   398
     Inventories                                                                  22,208          19,795     13,878
     Prepaid expenses and other                                                      414              73        156
                                                                               ----------    -----------   --------
            Total current assets                                                  22,840          20,263     14,432
Property and equipment, net                                                        2,016           2,075      1,399
Other assets                                                                         639             308         42
                                                                               ----------    -----------   --------
            Total assets                                                         $25,495         $22,646    $15,873
                                                                               ==========    ===========   ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                            $ 6,755         $ 5,921    $ 3,902
     Accrued expenses                                                                936             843        994
     Line of credit                                                                1,987           7,387      5,503
     Current portion of long-term obligations                                         16              68         87
                                                                               ----------    -----------   --------
            Total current liabilities                                              9,694          14,219     10,486
Deferred rent                                                                        913             896        414
Long-term obligations, less current portion                                          230             203        161
Stockholders' equity
      Common stock- $.001 par value: 15,000,000 shares authorized;
      issued; 6,800,000, 4,500,000, 4,500,000                                          7               4          4
      Preferred stock- $.001 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                                  -               -          -
      Additional paid-in capital                                                  13,968             812        563
      Retained earnings                                                              683           6,512      4,245
                                                                               ----------    -----------   --------
            Total stockholders' equity                                            14,658           7,328      4,812
                                                                               ----------    -----------   --------
            Total liabilities and stockholders' equity                           $25,495         $22,646    $15,873
                                                                               ==========    ===========   ========

                              Shoe Pavilion, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

(In thousands, except per share and operating data)

                                                                   Three Months Ended
                                                                        March 31
                                                                 ---------------------
                                                                    1998         1997
                                                                 ----------   --------
                                                                 (Restated)
                                                                   (Note 3)
Net sales                                                          $11,451      $8,155
Cost of sales and related occupancy expenses                         7,641       5,475
                                                                 ----------   --------
         Gross profit                                                3,810       2,680
Selling, general and administrative expenses                         3,008       2,034
                                                                 ----------   --------
         Income from operations                                        802         646
Interest and other, net                                                117         113
                                                                 ----------   --------
Income before taxes                                                    685         533
Income tax provision (benefit)                                        (337)         37
                                                                 ----------   --------
NET INCOME                                                         $ 1,022     $   496
                                                                 ==========   ========

Earnings per share
Basic                                                                $0.19       $0.11
Diluted                                                              $0.19       $0.11

Weighted average shares outstanding
Basic                                                                5,420       4,500
Diluted                                                              5,433       4,500

PRO FORMA
  Historical income before taxes on income                            $685        $533
  Pro forma provision for income taxes                                 258         201
                                                                 ----------   --------
  Pro forma net income                                                $427        $332
                                                                 ==========   ========

Pro forma earnings per share
Basic                                                                $0.07
Diluted                                                              $0.07

Pro forma weighted average shares outstanding
Basic                                                                6,183
Diluted                                                              6,196

Stores Open at end of period                                            56          47

See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

(In thousands)

                                                                    Three Months Ended
                                                                         March 31
                                                                   ---------------------
                                                                       1998      1997
                                                                   ----------  ---------
                                                                   (Restated)
                                                                    (Note 3)
Operating activities
Net income                                                           $  1,022  $   496
Adjustments to reconcile net income to net cash
  used by operating activities
  Depreciation                                                            175      124
  Deferred taxes                                                         (485)       -
  Cash provided (used) by changes in:
     Inventories                                                       (2,413)    (392)
     Prepaid expenses and other current assets                           (341)     (90)
     Accounts payable                                                     834   (1,792)
     Accrued expenses                                                      93      221
     Other assets                                                         154      (25)
     Deferred rent                                                        17       (24)
                                                                   ----------  ---------
        Net cash provided (used) by operating activities                 (944)  (1,482)

Investing activities
   Purchase of property and equipment, net                               (116)    (149)

Financing activities
   Net proceeds from initial public offering                           14,108        0
   (Payment) Proceeds (to) from line of credit                         (5,400)   2,103
   Principal payments on long-term obligations                            (25)     (18)
   Principal payments on capital leases                                     0       (8)
   Distributions paid to stockholder                                   (7,800)    (250)
                                                                   ----------  ---------
        Net cash provided by financing activities                         883    1,827
                                                                   ----------  ---------
NET (DECREASE) INCREASE IN CASH                                          (177)     196
CASH, BEGINNING OF PERIOD                                                 395      202
                                                                   ----------  ---------
CASH, END OF PERIOD                                                  $    218  $   398
                                                                   ==========  =========

Interest paid                                                        $    118  $    98
Income taxes paid                                                          33       65

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

Public Offering - On February 27, 1998 the Company sold 2,300,000 shares of its common stock for net proceeds of $14,107,651. In connection with the offering, the Company terminated its status as an S corporation and recorded deferred taxes of $485,000.

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

3. Restatement

Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended March 31, 1998, the Company determined that the effect of recording the $485,000 deferred tax asset resulting from the termination of the Company's status as an S corporation should have been recorded as a deduction to tax expense rather than directly to additional paid-in capital. As a result, additional paid-in capital, retained earnings, income taxes and net income have been restated from amounts previously reported as follows:

        (In thousands)                             As Previously        As
                                                     Reported        Restated
                                                   -------------   -----------
        At March 31, 1998:
          Additional paid-in capital                  $14,453       $13,968
          Retained Earnings                               198           683

        For the quarter ended March 31, 1998:
          Income tax provision (benefit)                  148          (337)
          Net income                                     $537        $1,022

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of March 1999.


                              SHOE PAVILION, INC., as Registrant

                              By /s/ Dmitry Beinus
                              -----------------------------------------
                              Dmitry Beinus
                              Chairman and Chief Executive Officer

                              By /s/ Gary A. Schwartz
                              -----------------------------------------
                              Gary A. Schwartz
                              Vice President and Chief Financial Officer

                              INDEX TO EXHIBITS

Exhibit Number      Description
--------------      -----------

27.1                Financial Data Schedule