Form 10-Q/A
period 1998-06-30
SHOE PAVILION INC
filed 1999-03-18
CIK 1051009

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              _________________

                                 FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X].  No [_].


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

                              Shoe Pavilion, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

(In thousands, except share data)                                           June 30     December 31    June 30
                                                                             1998          1997          1997
                                                                            -------     -----------    -------
                                                                           (Restated)
                                                                            (Note 3)
                ASSETS
Current assets
    Cash                                                                   $   323       $   395       $   306
     Inventories                                                            24,888        19,795        18,579
     Prepaid expenses and other                                                298            73            50
                                                                           -------       -------       -------
            Total current assets                                            25,509        20,263        18,935

Property and equipment, net                                                  2,382         2,075         1,718
Other assets                                                                   573           308            81
                                                                           -------       -------       -------
            Total assets                                                   $28,464       $22,646       $20,734
                                                                           =======       =======       =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                      $ 8,284       $ 5,921       $ 8,390
     Accrued expenses                                                          602           843           971
     Line of credit                                                          3,200         7,387         4,987
     Current portion of long-term obligations                                   21            68            69
                                                                           -------       -------       -------
            Total current liabilities                                       12,107        14,219        14,417

Deferred rent                                                                  942           896           629
Long-term obligations, less current portion                                     71           203           153
                                                                           -------       -------       -------
            Total liabilities                                               13,120        15,318        15,199
                                                                           -------       -------       -------

Stockholders' equity
      Common stock- $.001 par value: 15,000,000 shares authorized;
      issued and outstanding; 6,800,000, 4,500,000, 4,500,000                    7             4             4
      Preferred stock- $.001 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                           --            --            --
      Additional paid-in capital                                            13,968           812           812
      Retained earnings                                                      1,369         6,512         4,719
                                                                           -------       -------       -------
            Total stockholders' equity                                      15,344         7,328         5,535
                                                                           -------       -------       -------
            Total liabilities and stockholders' equity                     $28,464       $22,646       $20,734
                                                                           =======       =======       =======

See notes to condensed consolidated financial statements


                              Shoe Pavilion, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

(In thousands, except per share and number of stores)

                                                       Three Months Ended         Six Months Ended
                                                           June 30                     June 30
                                                   -----------------------    -----------------------
                                                     1998           1997         1998          1997
                                                   ---------     ---------    ----------     --------
                                                                              (Restated)
                                                                               (Note 3)
Net sales                                           $13,386       $12,174       $24,837       $20,329
Cost of sales and related occupancy expenses          8,591         7,665        16,232        13,140
                                                    -------       -------       -------       -------
         Gross profit                                 4,795         4,509         8,605         7,189
Selling, general and administrative expenses          3,628         3,116         6,636         5,151
                                                    -------       -------       -------       -------
         Income from operations                       1,167         1,393         1,969         2,038
Interest and other, net                                  52           127           169           239
                                                    -------       -------       -------       -------
Income before taxes                                   1,115         1,266         1,800         1,799
Income taxes                                            429            89            92           126
                                                    -------       -------       -------       -------
Net Income                                          $   686       $ 1,177       $ 1,708       $ 1,673
                                                    =======       =======       =======       =======

Earnings per share:
Basic                                               $  0.10       $  0.26       $  0.28       $  0.37
Diluted                                             $  0.10       $  0.26       $  0.28       $  0.37

Weighted average shares outstanding:
Basic                                                 6,800         4,500         6,114         4,500
Diluted                                               6,845         4,500         6,142         4,500

PRO FORMA
  Historical income before taxes on income                        $ 1,266       $ 1,800       $ 1,799
  Pro forma provision for income taxes                                478           687           679
                                                                  -------       -------       -------
  Pro forma net income                                            $   788       $ 1,113       $ 1,120
                                                                  =======       =======       =======

Pro forma earnings per share
Basic                                                                           $  0.17
Diluted                                                                         $  0.17

Pro forma weighted average shares outstanding
Basic                                                                             6,493
Diluted                                                                           6,521

Stores open at end of period                                                         58            54

See notes to condensed consolidated financial statements

                              Shoe Pavilion, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

(In thousands)
                                                                           Six Months Ended
                                                                              June 30
                                                                    ---------------------------
                                                                       1998             1997
                                                                    -----------       ---------
                                                                    (Restated)
                                                                     (Note 3)
Operating activities:
Net income                                                          $  1,708           $  1,673
Adjustments to reconcile net income to net cash
   used by operating activities
   Depreciation                                                          362                258
   Deferred taxes                                                       (485)               --
   Effect of  changes in:
      Inventories                                                     (5,093)            (5,092)
      Prepaid expenses and other current assets                         (225)                24
      Accounts payable                                                 2,363              2,695
      Accrued expenses                                                  (241)               197
      Other assets                                                       220                (73)
      Deferred rent                                                       46                191
                                                                    --------           --------
         Net cash used by operating activities                        (1,345)              (127)
                                                                    --------           --------
 Investing activities-
    Purchase of property and equipment, net                             (669)              (601)
                                                                    --------           --------

 Financing activities:
    Net proceeds from initial public offering                         14,108                 --
    Borrowings (repayments) on line of credit                         (4,187)             1,587
    Principal payments on capital leases                                (179)               (51)
    Distributions paid to stockholder                                 (7,800)              (704)
                                                                    --------           --------
         Net cash provided by financing activities                     1,942                832
                                                                    --------           --------
 NET (DECREASE) INCREASE IN CASH                                         (72)               104
 CASH, BEGINNING OF PERIOD                                               395                202
                                                                    --------           --------
 CASH, END OF PERIOD                                                $    323           $    306
                                                                    ========           ========

 See notes to condensed consolidated financial statements

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

3. Restatement

Subsequent to the issuance of the Company's condensed consolidated financial statements for the six months and quarter ended June 30, 1998, the Company determined that the effect of recording the $485,000 deferred tax asset on

February 23, 1998 resulting from the termination of the Company's status as an S corporation should have been recorded as a deduction to tax expense rather than directly to additional paid-in capital. As a result, additional paid-in capital, retained earnings, income taxes and net income have been restated from amounts previously reported as follows:

(In thousands)                                 As Previously        As
                                                 Reported        Restated
                                               -------------     --------
At June 30, 1998:
  Additional paid-in capital                     $14,453          $13,968
  Retained Earnings                                  884            1,369

For the six months ended June 30, 1998:
  Income taxes                                       577               92
  Net income                                     $ 1,223          $ 1,708


                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of March 1999.

                              SHOE PAVILION, INC., as Registrant

                              By /s/ Dmitry Beinus
                              ---------------------------------------------
                              Dmitry Beinus
                              Chairman and Chief Executive Officer

                              By /s/ Gary A. Schwartz
                              ---------------------------------------------
                              Gary A. Schwartz
                              Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit Number          Description
--------------          -----------

27.1                    Financial Data Schedule