Form 10-Q/A
period 1998-09-30
SHOE PAVILION INC
filed 1999-03-18
CIK 1051009

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

                               Shoe Pavilion, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

(In thousands, except share data)                                        September 30     December 31     September 30
                                                                                 1998            1997             1997
                                                                         ------------     -----------     ------------
                                                                            (Restated)
                                                                              (Note 3)
                ASSETS
Current assets
     Cash                                                                     $   676         $   395          $   251
     Inventories                                                               27,223          19,795           20,219
     Prepaid expenses and other                                                   371              73              297
                                                                         ------------     -----------     ------------
            Total current assets                                               28,270          20,263           20,767

Property and equipment, net                                                     3,116           2,075            2,017
Other assets                                                                      627             308               56
                                                                         ------------     -----------     ------------
            Total assets                                                      $32,013         $22,646          $22,840
                                                                         ============     ===========     ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                         $ 6,982         $ 5,921          $ 7,573
     Accrued expenses                                                             995             843            1,029
     Line of credit                                                             6,800           7,387            7,087
     Current portion of long-term obligations                                      21              68               74
                                                                         ------------     -----------     ------------
            Total current liabilities                                          14,798          14,219           15,763

Deferred rent                                                                   1,002             896              861
Long-term obligations, less current portion                                        69             203              123
                                                                         ------------     -----------     ------------
            Total liabilities                                                  15,869          15,318           16,747
                                                                         ------------     -----------     ------------

Stockholders' equity
      Common stock- $.001 par value: 15,000,000 shares authorized;
      issued and outstanding; 6,800,000, 4,500,000, 4,500,000                       7               4                4
      Preferred stock- $.001 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                               -               -                -
      Additional paid-in capital                                               13,968             812              812
      Retained earnings                                                         2,169           6,512            5,277
                                                                         ------------     -----------     ------------
            Total stockholders' equity                                         16,144           7,328            6,093
                                                                         ------------     -----------     ------------
            Total liabilities and stockholders' equity                        $32,013         $22,646          $22,840
                                                                         ============     ===========     ============

See notes to condensed consolidated financial statements.

                               Shoe Pavilion, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

(In thousands, except per share and number of stores)
                                                                  Three Months Ended        Nine Months Ended
                                                                     September 30             September 30
                                                                  ------------------        -----------------
                                                                    1998       1997         1998         1997
                                                                                         (Restated)
                                                                                          (Note 3)

Net sales                                                            $14,638   $11,856        $39,476     $32,185
Cost of sales and related occupancy expenses                           9,258     7,807         25,491      20,678
                                                                     -------   -------        -------     -------
         Gross profit                                                  5,380     4,049         13,985      11,507
Selling, general and administrative expenses                           3,980     3,350         10,617       8,769
                                                                     -------   -------        -------     -------
         Income from operations                                        1,400       699          3,368       2,738
Interest and other, net                                                  100        99            268         339
                                                                     -------   -------        -------     -------
Income before taxes                                                    1,300       600          3,100       2,399
Income taxes                                                             500        42            592         169
                                                                     -------   -------        -------     -------
Net Income                                                           $   800   $   558        $ 2,508     $ 2,230
                                                                     =======   =======        =======     =======

Earnings per share:
Basic                                                                  $0.12     $0.12          $0.40       $0.50
Diluted                                                                $0.12     $0.12          $0.39       $0.50

Weighted average shares outstanding:
Basic                                                                  6,800     4,500          6,345       4,500
Diluted                                                                6,803     4,500          6,365       4,500

PRO FORMA
  Historical income before taxes on income                                        $600         $3,100      $2,399
  Pro forma provision for income taxes                                             226          1,194         905
                                                                               -------        -------     -------
  Pro forma net income                                                            $374         $1,906      $1,494
                                                                               =======        =======     =======

Pro forma earnings per share
Basic                                                                                           $0.29
Diluted                                                                                         $0.29

Pro forma weighted average shares outstanding
Basic                                                                                           6,597
Diluted                                                                                         6,617

Stores Open at end of period                                                                       62          56

See notes to condensed consolidated financial statements.

                               Shoe Pavilion, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

              (In thousands)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                                -----------------
                                                                                    1998   1997
                                                                                (Restated)
                                                                                 (Note 3)
              Operating activities:
              Net income                                                          $2,508   $2,230
              Adjustments to reconcile net income to net cash
                used by operating activities
                Depreciation                                                         566      442
                Deferred taxes                                                      (485)       -
                Effect of changes in:
                   Inventories                                                    (7,428)  (6,733)
                   Prepaid expenses and other current assets                        (298)     (42)
                   Accounts payable                                                1,061    1,878
                   Accrued expenses                                                  152      256
                   Other assets                                                      166     (229)
                   Deferred rent                                                     106      424
                                                                                  ------   ------
                      Net cash used by operating activities                       (3,652)  (1,774)

              Investing activities-
                 Purchase of property and equipment, net                          (1,607)  (1,083)

              Financing activities:
                Net proceeds from initial public offering                         14,107        -
                Borrowings (repayments) on line of credit                           (587)   3,687
                Principal payments on capital leases                                (180)     (77)
                Distributions paid to stockholder                                 (7,800)    (704)
                                                                                  ------   ------
                      Net cash provided by financing activities                    5,540    2,906
                                                                                  ------   ------
              NET INCREASE IN CASH                                                   281       49
              CASH, BEGINNING OF PERIOD                                              395      202
                                                                                  ------   ------
              CASH, END OF PERIOD                                                 $  676   $  251
                                                                                  ======   ======

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

Fixed Assets - As of September 30, 1998, the fixed assets include approximately $600,000 in costs related to the implementation of the Company's new management information systems.

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

Reclassification - The 1997 financial statements have been reclassified to conform to the 1998 presentation.

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

3. Restatement

Subsequent to the issuance of the Company's condensed consolidated financial statements for the nine months and quarter ended September 30, 1998, the Company determined that the effect of recording the $485,000 deferred tax asset on February 23, 1998 resulting from the termination of the Company's status as an S corporation should have been recorded as a deduction to tax expense rather than directly to additional paid-in capital. As a result, additional paid-in capital, retained earnings, income taxes and net income have been restated from amounts previously reported as follows:


(In thousands)                                          As Previously     As
                                                          Reported     Restated
                                                        -------------  --------
At September 30, 1998:
  Additional paid-in capital                                $14,453    $13,968
  Retained Earnings                                           1,684      2,169

For the nine months ended September 30, 1998:
  Income taxes                                                1,077        592
  Net income                                                $ 2,023    $ 2,508

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of March 1999.

                              SHOE PAVILION, INC., as Registrant

                              By /s/ Dmitry Beinus
                              --------------------
                              Dmitry Beinus
                              Chairman and Chief Executive Officer

                              By /s/ Gary A. Schwartz
                              ------------------------
                              Gary A. Schwartz
                              Vice President and Chief Financial Officer

                              INDEX TO EXHIBITS

Exhibit Number    Description
--------------    -----------

27.1              Financial Data Schedule