Form 10-K
period 1999-01-02
SHOE PAVILION INC
filed 1999-03-23
CIK 1051009

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              _________________

                                  FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended                    Commission File Number
           January 2, 1999                                  0-23669

                             SHOE PAVILION, INC.
           (Exact name of registrant as specified in its charter)

           Delaware                                    94-3289691
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                    Identification Number)

                         ___________________________

            3200-F Regatta Boulevard, Richmond, California 94804
            (Address of principal executive offices)   (Zip Code)
                      Telephone Number:  (510) 970-9775


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                Name of each exchange
               Title of each class               on which registered
               -------------------              ---------------------
                     None                               None


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                Common Stock
                                ------------
                              (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             ______     ______.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At March 18, 1999, the aggregate market value of the registrant's Common Stock held by non affiliates of the registrant was approximately $13,465,500.

  At March 18, 1999, the number of shares outstanding of registrant's Common Stock was 6,800,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders - Part III of this Form 10-K.

                             Shoe Pavilion, Inc.

                     Index to Annual Report on Form 10-K
                     For the year ended January 2, 1999


                                                              Page
                                                              ----

                                   PART I

Item 1    Business.............................................  3
Item 2    Properties...........................................  9
Item 3    Legal Proceedings....................................  9
Item 4    Submission of Matters to a Vote of Security Holders.. 10

                                    PART II

Item 5    Market for the Registrant's Common Equity and
            Related Stockholder Matters........................ 10
Item 6    Selected Financial Data.............................. 11
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations................ 12
Item 7A   Quantitative and Qualitative Disclosure About
            Market Risk........................................ 21
Item 8    Financial Statements and Supplementary Data.......... 22
Item 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................ 36

                                  PART III

Item 10   Directors and Executive Officers of the Registrant... 36
Item 11   Executive Compensation............................... 36
Item 12   Security Ownership of Certain Beneficial Owners
            and Management..................................... 36
Item 13   Certain Relationships and Related Transactions....... 36

                                    PART IV

Item 14   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K................................ 36

                                     PART I

Item 1 -- Business

General

  Shoe Pavilion, Inc., founded in 1979, is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the designer and name brand footwear market. As of January 2, 1999, the Company operated 69 retail stores in California, Washington and Oregon under the trade name Shoe Pavilion.

  The Company offers quality designer and name brand footwear such as Amalfi, Clarks, Dexter, Fila, Florsheim, Naturalizer and Rockport, typically at 30% to 70% below department store regular prices for the same shoes. Such price discounts appeal to value-oriented consumers seeking quality brand name footwear not typically found at other off-price retailers or mass merchandisers. The Company is able to offer lower prices by (i) selectively purchasing large blocks of production over-runs, over-orders, mid- and late-season deliveries and last season's stock from manufacturers and other retailers at significant discounts,
(ii) sourcing in-season name brand and branded design merchandise directly from factories in Italy, Brazil and China and (iii) negotiating favorable prices with manufacturers by ordering merchandise during off-peak production periods and taking delivery at one central warehouse.

  During 1998, the Company purchased its merchandise from over 100 domestic and international vendors, independent resellers, manufacturers and other retailers that have frequent excess inventory for sale. Budgeted production over-runs due to the long lead-times associated with the design and manufacturing of new shoes, as well as retail overstock, provide the Company with a wide selection of branded merchandise. The Company emphasizes brand name merchandise that it believes has long-term consumer appeal.

  The Company's stores utilize a self-service format that allows inventory to be stored directly under a displayed shoe, thereby eliminating the need for a stockroom and significantly increasing retail floor space. The functionality and simplicity of this format enable flexible store layouts that can be easily reconfigured to accommodate a new mix of merchandise. Moreover, this format allows customers to locate all available sizes of a particular shoe and to try them on for comfort and fit without a salesperson's assistance, thereby reducing in-store staffing needs and allowing customers to make independent, rapid purchasing decisions.

  The Company's stores are strategically located in strip malls, outlet centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. Stores generally range in size from 3,000 to 14,000 square feet and offer between 15,000 and 30,000 pairs of shoes. In early 1997, the Company entered the Los Angeles market by assuming the leasehold interests of Standard Shoes, a Los Angeles based footwear retailer. The Company subsequently converted nine Standard Shoes locations to Shoe Pavilion stores. The Company opened, net of closures, 14 stores in 1998, 14 stores in 1997 and three stores in 1996.

  The Company's objective is to be the leading off-price retailer of designer label and name brand footwear in each of the markets it serves. The Company intends to create greater name recognition and presence by opening new stores in existing markets, moving into new markets with multiple store openings and pursuing opportunities to acquire local and regional footwear retailers. The Company intends to open 15 to 20 new stores, primarily in its existing markets, close four to five stores, and relocate two to three stores in 1999.

  The Company was incorporated in Delaware in November 1997 and is the successor to Shoe Pavilion Corporation (formerly Shoe Inn, Inc.), which was incorporated in Washington in 1983. In connection with the Company's initial public offering, the previous sole stockholder of Shoe Pavilion Corporation entered into an agreement providing for a reorganization prior to the offering. Under the terms of this agreement all of the common stock of Shoe Pavilion Corporation was exchanged for common stock of the Company and Shoe Pavilion Corporation became a wholly owned subsidiary. The Company's executive offices are located at 3200-F Regatta Boulevard, Richmond, California 94804, and its telephone number is
(510) 970-9775.

Recent Developments

  In May 1998, the Company launched on-line shopping through its website, shoepavilion.com, and in December 1998, the Company began offering its shoes on Yahoo! Shopping. In addition, the Company announced in February 1999 that a direct link had been established with America Online through it's website, AOL.com and another direct link with imall.com.

Operating Strategy

  The Company's objective is to be the leading off-price retailer of designer label and name brand footwear in each of the markets it serves. The Company's operating strategy is designed to allow the Company to offer its customers quality footwear typically at 30% to 70% below department store prices for the same shoes. The following summarizes key elements of the Company's operating strategy:

* Off-Price Concept, Premium Name Brands. The Company differentiates itself from other off-price retailers and deep discount chains by focusing on higher price point merchandise, extending the off-price concept into the designer and name brand footwear market. As such, the Company generally does not compete with other discount stores in obtaining the majority of its merchandise. Similarly, while some department store and brand name retail chains operate discount outlets, such operations generally obtain merchandise from existing inventory of their retail affiliates rather than from external sources. The Company's focus on premium brand name footwear also enables store openings in close proximity to other off-price footwear retailers. Some of the Company's most successful stores have benefited from the heightened consumer awareness and preference to shop at discount malls or outlet centers, both of which typically include other off-price retailers.

* Broad Selection of Designer Footwear. The Company offers a broad selection of quality footwear from over 75 name brands such as Amalfi, Clarks, Dexter, Fila, Florsheim, Naturalizer and Rockport. The availability and wide variety of premium brand names distinguish Shoe Pavilion and serve to attract first time buyers and consumers who otherwise might shop at more expensive department stores. The wide variety of brand names also enables the Company to tailor its merchandise from store to store to accommodate consumer preferences that may vary by location.

* Selective Bulk Purchases; Diverse Vendor Network. The Company is able to offer lower prices by selectively purchasing large blocks of over-runs, over-orders, mid- and late-season deliveries and last season's stock from over 100 domestic and international vendors, independent resellers, manufacturers and other retailers at significant discounts. The diversity and scope of its vendor network help to provide a constant source of quality merchandise, and the purchase of name brand, traditional styles mitigates the likelihood of inventory writedowns. To augment available merchandise with the latest in-season styles, the Company purchases branded design footwear directly from factories in Italy, Brazil and China.

* Self-Service Stores. Between late 1993 and 1995, the Company reconfigured its stores from a traditional retail format to the current self-service format. The Company believes that the self-service format reinforces its off-price strategy and appeals to value-oriented consumers. The Company's format allows inventory to be stored directly under a displayed shoe, thereby eliminating the need for a stockroom and significantly increasing retail floor space. The functionality and simplicity of this format enable flexible store layouts that can be easily rearranged to complement the current merchandise. Moreover, this format allows customers to locate all available sizes of a particular shoe and to try them on for comfort and fit without a salesperson's assistance, thereby reducing in-store staffing needs and allowing customers to make independent, rapid purchasing decisions.

* Internet Commerce. The Company sells its products online via its website, shoepavilion.com. In addition, the Company has formed partnerships with various internet service providers and multimedia companies to sell its products on their website or have direct links back to the Company's website.

Growth Strategy

  Since opening its first store in 1979, the Company has grown through internal expansion and operated 69 stores as of January 2, 1999. The Company intends to continue to expand by opening new stores, enhancing comparable store sales, pursuing acquisition opportunities and promoting internet commerce.

* Continue New Store Openings. The Company intends to increase its presence in its current markets and to enter new markets by selectively opening new stores, which can be served by the Company's distribution infrastructure. When entering a new market, the Company prefers to open multiple stores, thereby creating an immediate market presence and enabling television advertising costs to be spread economically across a number of stores. The Company opened 16 stores in 1998, 16 stores in 1997 and nine stores in 1996 and closed two stores in 1998, two stores in 1997 and six stores in 1996. The Company intends to open 15 to 20 stores, primarily in its existing markets, in 1999. Management believes that new store openings in the Company's current markets will further increase name recognition, which, in turn, will facilitate expansion into new markets.

* Increase Comparable Store Sales. Management intends to continue to seek additional comparable store growth through a continuing refinement of its store locations and merchandise selection. However, there can be no assurance that the Company will experience comparable store growth in the future.

* Pursue Acquisition Opportunities. The retail footwear industry is highly fragmented and includes family and specialty shoe stores, which represent approximately 20% of total retail footwear sales. Accordingly, management believes that a number of opportunities exist to acquire one or more regional or local footwear retailers. The Company intends to evaluate opportunities to acquire existing footwear retailers and convert the acquired stores to the Company's off-price merchandising concept.

* Promote Internet Commerce. Management intends to continue to expand the offerings on it's website, shoepavilion.com, and seek alliances with other electronic retailers that present synergistic opportunities. The Company believes that internet commerce will enhance revenues and further increase name recognition.

  The Company's ability to execute its operating and growth strategy is subject to numerous risks and uncertainties. There can be no assurance that the Company will be successful in implementing its strategy or that its strategy, even if implemented, will lead to successful achievement of the Company's objectives. If the Company were unable to implement its strategy effectively, the Company's business, financial condition and results of operations would be materially adversely affected.

Merchandising

  Unlike deep-discount retailers, Shoe Pavilion offers high quality merchandise and a consistent selection of name brand dress and casual shoes for men and women. List prices generally range between $19.99 and $69.99 for women's shoes, and between $39.99 and $99.99 for men's shoes.

  The principal categories of footwear offered by Shoe Pavilion stores, and selected brands for each, are summarized in the following table:

      Women's                       Men's                        Athletic
--------------------      ------------------------      ------------------------
      Amalfi                        Bally                         Adidas
       DKNY                          Bass                         Asics
      Esprit                      Bostonian                        Avia
   Easy Spirit                      Clarks                        Brooks
  Hush Puppies                      Dexter                         Fila
   Life Stride                    Florsheim                    New Balance
   Naturalizer                    Nunn Bush                        Nike
     Nickles                       Rockport                        Puma
    Rockport                       Skechers                       Reebok
    Via Spiga                     Timberland                     Saucony

The Shoe Pavilion Concept And Store Design

  Shoe Pavilion is a standardized concept that offers a bright, clean, low maintenance and functional shopping environment to customers interested in purchasing quality men's and women's value priced footwear. The Company's stores carry between 15,000 and 30,000 pairs of shoes and generally range in size from 3,000 to 16,000 square feet.

  Between late 1993 and 1995, the Company reconfigured its stores from a traditional retail format to the current self-service format. The Company believes that the self-service format reinforces its off-price strategy and appeals to value-oriented consumers. The Company's format allows inventory to be stored directly under a displayed shoe, thereby eliminating the need for a stockroom and significantly increasing retail floor space. The functionality and simplicity of this format enable flexible store layouts that can be easily rearranged to complement the current merchandise. Moreover, this format allows customers to locate all available sizes of a particular shoe and to try them on for comfort and fit without the need of a salesperson's assistance, thereby reducing in-store staffing needs and allowing customers to make independent, rapid purchasing decisions. The Company believes that these efficiencies and selling strategies have improved the Company's financial performance while addressing a shift in consumer buying patterns towards independent, value-priced shopping. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Financial Performance--Inventory Shrinkage."

Site Selection, Opening Costs And Leases

  The Company uses an exclusive broker on the West Coast to identify potential retail sites as well as possible acquisition candidates. Before entering a new market, management reviews detailed reports on demographics; spending, traffic, and consumption patterns; and other site and market related data. As of January 2, 1999, 33 of the Company's stores were located in strip malls, 11 were located in outlet centers, 12 were located in free standing stores and 13 were located in other types of facilities.

  Opening costs for stores are typically minimal, excluding the initial stocking of inventory. The Company estimates that its total cash requirements to open a typical new store average $250,000 to $400,000, consisting of approximately $40,000 to $50,000 for fixtures, equipment and leasehold improvements; $200,000 to $325,000 for inventory; and the balance for working capital needs. Costs vary from store to store depending on, among other things, the location, size, property condition, and the tenant improvement package offered by the landlord. The Company has been able to renegotiate some of its existing leases to be more heavily revenue-based. The Company does not own any of its real estate.

  The Company actively monitors individual store performance and has closed underperforming stores, including two stores in 1998, two stores in 1997 and six stores in 1996. The relatively small investment required to open new stores affords the Company the flexibility to close stores more quickly than other retailers. The Company intends to close four to five stores and relocate two to three stores in 1999. If the Company were to close a number of stores, it could incur significant termination costs and reductions in net sales. In addition, the Company may not be able to close certain underperforming stores on a timely basis because of lease terms. A significant increase in termination costs, or the inability to close one or more underperforming stores on a timely basis, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Financial Performance--Risks Associated with Expansion."

Sourcing And Purchasing

  Vendors. During 1998, the Company purchased its inventory from over 100 domestic and international vendors, independent resellers and other retailers who have over bought merchandise. Name brands sold include Amalfi, Clarks, Dexter, Fila, Florsheim, Naturalizer and Rockport, among others. Since the Company has locations in a number of markets along the West Coast, Shoe Pavilion can accommodate and distribute a wide variety of merchandise that meets the needs of customers in different geographic areas. In 1998, the Company's top ten suppliers accounted for 46.9% of inventory purchases, of which purchases from Intershoe, Inc. and Global Sports, Inc. accounted for 8.8% and 8.3% of total inventory purchases, respectively. The Company purchases from its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. Management believes that the strength and variety of its supplier network mitigates much of the Company's exposure to inventory supply risks, attracts first time buyers, and encourages repeat shopping. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Financial Performance--Inventory and Sourcing Risk."

  Direct Sourcing. The Company purchases in-season name brand and branded design merchandise directly from factories in Italy, Brazil and China. These purchases include both labeled and non-labeled goods and provide a consistent base of in-season merchandise. Directly sourced goods accounted for approximately 12.9% and 15.7% of the Company's net sales in 1998 and 1997, respectively. The Company purchases from its manufacturing sources on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Financial Performance-- International Purchasing."

Marketing

  In 1998 and 1997, the Company spent approximately 5.4% of net sales, or $3.0 million, and 4.5% of net sales, or $2.0 million, respectively, on television advertising. The Company believes that television advertising benefits all stores in a common viewing market. The Company believes that advertising costs for a particular market will be more effectively and economically leveraged as the number of stores increases in that market. The Company occasionally uses print advertising, usually upon a new store opening; however, it has found print advertising to be less effective than television advertising. Shoe Pavilion's signage is consistent among all of the locations, and highly visible at the front and, when appropriate, rear of the store.

Merchandise Distribution

  In March 1997, the Company relocated from a 20,000 square foot distribution facility in Bellevue, Washington to a 58,000 square foot and more centrally located facility in Richmond, California. In September 1998, the Company amended its lease to add an additional 34,000 square feet effective January 1, 1999. This expanded distribution facility also houses the Company's executive and administrative headquarters. Vendors ship all products to this distribution center where the merchandise is inspected, verified against the original purchase order, ticketed and repackaged for shipment to stores. The Company believes that this 92,000 square foot facility can accommodate the Company's planned growth for the foreseeable future.

Information Systems

  The Company's is currently engaged in an enterprise wide project to upgrade its information systems, including all critical areas of corporate office, network infrastructure and point of sale (POS) to a fully-integrated and cost effective means of conducting its business. This upgrade, which is expected to be completed by the end of the second quarter of 1999, will provide the Company with a stable platform utilizing an IBM AS 400 that is reliable and scalable allowing simple upgrades of processing power as the business grows. In addition, the corporate network infrastructure is being upgraded to a Windows NT environment with standardized workstations and a common set of desktop applications being implemented throughout the Company. This upgrade will provide a more stable networking environment as well as provide a proper foundation for future growth. The Company currently estimates that the total costs for implementing the new systems will approximate $2 million of which $1.25 million has been incurred through January 2, 1999. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation--Impact of Year 2000."

Competition

  The retail footwear market is highly competitive, and the Company expects the level of competition to increase. The Company competes with off-price and discount retailers (e.g., Nordstrom Rack, Payless ShoeSource, Ross Dress for Less and Famous Footwear), branded retail outlets (e.g., Nine West), national retail stores (e.g., Nordstrom, Marshalls, Macy's, Sears, J.C. Penney, Loehmann's, Robinsons-May and Mervyn's), traditional shoe stores and mass merchants. Many of these competitors have stores in the markets in which the Company now operates and in which it plans to expand. Many of the Company's competitors have significantly greater financial, marketing and other resources than the Company. In addition, there can be no assurance that future participants will not enter the off-price segment of the footwear market. Competitive pressures resulting from competitors' pricing policies could materially adversely affect the Company's gross margins. There can be no assurance that the Company will not face greater competition from other national, regional or local retailers or that the Company will be able to compete successfully with existing and new competitors. The inability of the Company to respond to such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

  As of January 2, 1999, the Company had approximately 241 full-time employees and 235 part-time employees. The number of part-time employees fluctuates depending upon seasonal needs. The Company's 25 warehouse employees are represented by Local 315, International Brotherhood of Teamsters. In December 1998, the Company signed a collective bargaining agreement with Local 315 that terminates on January 31, 2002. The Company generally considers its relationship with its employees to be good.

Executive Officers

  Certain information regarding the executive officers of the Company is set forth below:

                 Name                      Age                     Position
                 ----                      ---                     --------
Dmitry Beinus..........................        46  Chairman of the Board, President and Chief Executive Officer
Robert R. Hall.........................        46  Vice President and Chief Operating Officer
Gary A. Schwartz.......................        47  Vice President of Finance, Chief Financial Officer, Secretary and Director
Keith C. Gossett, Jr...................        41  Vice President of Operations
Linda C. Hickey........................        35  Vice President of Administration

  Dmitry Beinus has served as Chairman of the Board, President and Chief Executive Officer of the Company since founding the Company in 1979. From 1976 to 1978, Mr. Beinus was employed in the shoe department of Nordstrom, Inc. Mr. Beinus' current responsibilities include overseeing the growth of the Company's operations, maintaining its competitive position within the marketplace, and facilitating the acquisition of inventory.

  Robert R. Hall has served as Vice President and Chief Operating Officer of the Company since January 1997. Mr. Hall joined the Company as a Regional Manager in 1990, and has held various positions within the Company including Operations Manager and Vice President of Merchandising. Mr. Hall's current responsibilities are to oversee the Regional Managers as well as the Company's centralized warehouse operations. From 1976 to 1990, Mr. Hall held various positions with Nordstrom, Inc., most recently as Merchandising Manager for the shoe departments within the San Francisco Bay Area stores.

  Gary A. Schwartz has served as Vice President of Finance and Chief Financial Officer of the Company since September 1997 and as Secretary and a Director since November 1997. From January 1997 until April 1997, Mr. Schwartz served as Vice President, Retail and Licensing of Jessica McClintock, Inc., a women's apparel and fragrance company. From 1979 to 1996, Mr. Schwartz served as Vice President and Chief Financial Officer of Byer California, an apparel manufacturer and commercial real estate company. Mr. Schwartz is a Certified Public Accountant.

  Keith C. Gossett, Jr., has served as Vice President of Operations since April 1997. From 1994 to April 1997, Mr. Gossett was President of Easy Street Shoe Co., a division of Colby Footwear. From 1990 to 1994, Mr. Gossett served as Vice President of Sales and Marketing for Mark Lemp Footwear, and from 1986 to 1990, he was the National Sales Manager for the Women's Division of Florsheim.

  Linda C. Hickey has served as Vice President of Administration since January 1997. Ms. Hickey joined the Company in 1984 as a Sales Associate. From 1985 to 1992, Ms. Hickey held various positions that included inventory control, accounting, payroll, and personnel, and from 1992 to 1996, she served as Director of Administration. Ms. Hickey's current responsibilities include overseeing internal administrative functions as well as assisting Mr. Beinus with lease and vendor negotiations.

  The Company's executive offers serve at the discretion of the Board of Directors. There is no family relationship between any of the Company's executive officers or between any executive officer and any of the Company's directors.

Item 2 -- Properties

  The Company's corporate offices and distribution facility are located in a 92,000 square foot facility in Richmond, California, which the Company occupies under a lease expiring in 2002. As of January 2, 1999, the Company's 69 stores occupied an aggregate of approximately 493,000 square feet of space. The Company leases all of its stores, with leases expiring between 1999 and 2007. The Company has options to renew most of its leases.

Store Locations

  As of January 2, 1999, the Company operated 69 retail stores in the states of California, Washington and Oregon. The number of stores in each geographic area is set forth below:

                                                                              Stores at Year End
                                                           --------------------------------------------------------
Location                                                      1998        1997        1996        1995        1994
---------                                                  --------    --------    --------    --------    --------
Northern California........................................      27          24          22          22          22
Southern California........................................      25          16           4           2           2
Nevada.....................................................       0           1           1           1           1
Oregon.....................................................       4           2           2           0           0
Washington.................................................      13          12          12          13          11
                                                               ----        ----        ----        ----        ----
  Total....................................................      69          55          41          38          36
                                                               ====        ====        ====        ====        ====

Item 3 -- Legal Proceedings

  The Company is not a party to any material pending legal proceedings.

Item 4 -- Submission of Matters to a Vote of Security Holders

  Inapplicable.

                                    PART II

Item 5 -- Market for the Registrant's Common Equity and Related Stockholder Matters

  The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol SHOE since the Company's initial public offering on February 23, 1998. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market.

                                                                       High          Low
                                                                   -------------  ----------
1998
   First Quarter (since February 23, 1998).......................         11.250       6.625
   Second Quarter................................................         10.625       7.875
   Third Quarter.................................................          9.000       5.500
   Fourth Quarter................................................          9.188       3.563

  As of January 2, 1999, there were approximately 14 holders of record of the Company's Common Stock.

  From August 1988 through February 1998, the Company made distributions to its sole stockholder primarily to allow the stockholder to pay taxes on earnings of the Company included or includable in the taxable income of the stockholder as a result of the Company's S corporation status. Upon completion of its initial public offering, the Company made an S corporation distribution in the amount of $7.8 million to its previous sole stockholder, which approximately equaled the estimated earned and previously undistributed taxable S corporation income of the Company through the day preceding the termination date of its S corporation status. Except as mentioned in the previous sentences, the Company has not paid any cash dividends in the past. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company's line of credit restricts the Company's ability to pay dividends. See
Note 4 of Notes to Consolidated Financial Statements.

Item 6 -- Selected Financial Data

  The selected consolidated financial and operating data set forth below should be read in conjunction with "Item 8 -- Financial Statements and Supplemental Data--Consolidated Financial Statements of the Company and related Notes thereto and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                           Year Ended
                                                        -------------------------------------------------------
                                                        1998(1)      1997         1996       1995        1994
(in thousands, except per share and operating data)     -------     -------      -------    -------     -------
Statement of Operations Data:
Net sales..........................................     $55,907     $45,074      $30,315     $25,539     $21,515
Cost of sales and related occupancy expenses.......      35,777      28,922       20,318      17,723      15,007
                                                        -------     -------      -------     -------     -------
Gross profit.......................................      20,130      16,152        9,997       7,816       6,508
                                                        -------     -------      -------     -------     -------
Selling expenses...................................      11,472       8,800        5,592       4,835       4,976
General and administrative expenses................       3,664       3,106        2,630       1,809       1,638
                                                        -------     -------      -------     -------     -------
Income (loss) from operations......................       4,993       4,246        1,775       1,172        (106)
Interest and other expense, net....................        (453)       (520)        (287)       (524)       (404)
                                                        -------     -------      -------     -------     -------
Income (loss) before income taxes..................       4,540       3,726        1,488         648        (510)
Provision for income taxes.........................      (1,147)       (261)         (98)        (35)          -
                                                        -------     -------      -------     -------     -------
Net income (loss)..................................     $ 3,393     $ 3,465      $ 1,390     $   613     $  (510)
                                                        =======     =======      =======     =======     =======
Net income (loss) per share:
  Basic............................................       $0.53       $0.77        $0.31        $.09       $(.07)
  Diluted..........................................       $0.52       $0.77        $0.31        $.09       $(.07)
Weighted average shares outstanding:
  Basic............................................       6,462       4,500        4,500       4,500       4,500
  Diluted..........................................       6,474       4,500        4,500       4,500       4,500

Pro Forma:
Historical income (loss) before income taxes.......     $ 4,540     $ 3,726      $ 1,488     $   648     $  (510)
Pro forma (provision) benefit for income taxes(2)..      (1,748)     (1,435)        (566)       (246)        183
                                                        -------     -------      -------     -------     -------
Pro forma net income (loss)(2).....................     $ 2,792     $ 2,291      $   922     $   402     $  (327)
                                                        =======     =======      =======     =======     =======
Pro forma net income per share(2)..................       $0.42           -            -           -           -
Weighted average shares outstanding(2).............       6,660           -            -           -           -

Selected Operating Data:
Number of stores:
  Opened during period.............................          16          16            9           6           9
  Closed during period.............................           2           2            6           4           0
  Open at end of period............................          69          55           41          38          36
Comparable store sales increase (decrease)(1)(3)...         6.1%        4.6%         8.0%       (1.0)%     (12.4)%

                                                                                Year Ended
                                                        -------------------------------------------------------
                                                         1998        1997         1996         1995        1994
                                                        -------     -------      -------     -------     -------
Balance Sheet Data:
Working capital....................................     $13,739     $ 6,045      $ 3,783     $ 2,876     $ 1,964
Total assets.......................................      33,534      22,646       15,146       9,473      10,079
Total indebtedness (including current portion).....       8,494       7,658        3,673       3,872       4,912
Shareholders' equity...............................      17,028       7,328        4,567       2,695       2,083

_________________
(1) In 1998, the Company changed its year end to a 52-53 week year ending on the Saturday nearest to December 31. Due to this change, sales for the fourth quarter and year ended January 2, 1999 include two additional days; had these days not been included comparable store sales would have increased 5.3% for the year ended January 2, 1999. All references herein to 1998 refer to the year ended January 2, 1999.

                                                   (continued on following page)

(continued from previous page)

(2) Prior to February 1998, the Company operated as an S corporation and was not subject to federal and certain state income taxes. Upon the completion of its initial public offering, the Company became subject to federal and state income taxes. Pro forma net income (loss) reflects federal and state income taxes as if the Company had not elected S corporation status for income tax purposes. Pro forma net income per share is based on the weighted average number of shares of common stock outstanding during the period plus the estimated number of shares offered by the Company (1,271,722 shares) which were necessary to fund the $7.8 million distribution paid to the Company's stockholder upon termination of the Company's status as an S Corporation. See Note 3 of Notes to Consolidated Financial Statements.

(3) The Company believes that the decreases in comparable store sales in 1994 and 1995 were due, in part, to temporary store closures and business disruptions resulting from the reconfiguration of the Company's stores from a traditional retail format to the current self-service format. The Company believes that the increase in comparable store sales in 1996 was due, in part, to the completion of the reconfiguration of the Company's comparable stores.

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

  The statements contained in this Form 10-K which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company's filings with the Securities and Exchange Commission, including, without limitation, the factors discussed in this Form 10-K under the captions "--Factors Affecting Financial Performance" and "--Liquidity and Capital Resources," as well as those discussed elsewhere in this Form 10-K.

Overview

  Shoe Pavilion, founded in 1979, is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the designer and name brand footwear market. As of January 2, 1999, the Company operated 69 retail stores in California, Washington and Oregon under the trade name Shoe Pavilion.

  The Company opened, net of closures, 14 stores in 1998, 14 stores in 1997 and three stores in 1996. In early 1997, the Company entered the Los Angeles market by assuming the leasehold interests of Standard Shoes, a Los Angeles based footwear retailer. In connection therewith, the Company purchased the inventory of Standard Shoes at 60% of Standard Shoes' cost. The Company subsequently converted nine Standard Shoes locations to Shoe Pavilion stores. The Company intends to open approximately 15 to 20 new stores, primarily in its existing markets, close four to five stores and relocate two to three stores in 1999.

   The Company's growth in net sales historically has resulted primarily from new store openings, and the Company expects that the primary source of future sales growth, if any, will continue to be new store openings. The Company's comparable store sales have fluctuated widely, and the Company does not expect that comparable store sales will contribute significantly, if at all, to future growth in net sales. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company's comparable store sales increased 6.1% in 1998, 4.6% in 1997 and 8.0% in 1996 and decreased 1.0% in 1995 and 12.4% in 1994. In 1998, the Company changed its year end to a 52-53 week year ending on the Saturday nearest to December 31. Due to this change, sales for the fourth quarter and year ended January 2, 1999 include two additional days; had these days not been included comparable store sales would have increased 5.3% for the year ended January 2, 1999. The Company believes that the decreases in comparable store sales in 1994 and 1995 were due, in part, to temporary store closures and business disruptions resulting from the reconfiguration of the Company's stores from a traditional retail format to the current self-service format. The Company believes that the increase in comparable store sales in 1996 was due, in part, to the completion of the reconfiguration of the Company's comparable stores. The Company does not anticipate realizing similar increases in subsequent periods, and no assurance can be given as to the Company's ability to maintain recent comparable store sales growth. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Financial Performance-- Uncertainty of Future Operating Results; Fluctuations in Comparable Store Sales."

  Between late 1993 and 1995, the Company reconfigured substantially all of its stores from a traditional retail format to the current self-service format. This reconfiguration resulted in increased expenses associated with the conversion and decreased net sales due to the temporary closure of the stores. The majority of the reconfigurations occurred during 1994 and contributed to a loss before income taxes of $510,000 in 1994.

  The Company acquires merchandise opportunistically to obtain favorable terms and in quantities large enough to support future growth, which results in increased inventory levels at various times throughout the year. As a result, similar to other off-price retailers, the Company's inventory turnover rates are typically less than full-price retailers. The Company's inventory levels have increased from $19.8 million at December 31, 1997 to $26.9 million at January 2, 1999. This increase is due in part to the substantial increase in the number of the Company's stores. To the extent that the Company's current or future inventory is comprised of older or obsolescent shoes, the Company will be required to mark-down the sale price of those shoes, which could have a material adverse effect on operating margins in affected periods. See "--Factors Affecting Financial Performance--Inventory and Sourcing Risk."

  Prior to its initial public offering in February 1998, Shoe Pavilion was treated as an S corporation for federal and certain state income tax purposes since August 1988. As a result, the Company's earnings from August 1988 through February 22, 1998 were taxed, with certain exceptions, directly to the Company's stockholder rather than to the Company. The Company's S corporation status terminated on February 22, 1998, and the Company is now subject to state and federal income taxes as a C corporation. In connection with its conversion to C corporation status, the Company recorded a nonrecurring tax benefit of $485,000. The pro forma adjustments reflect federal and state income taxes as if the Company had not elected S corporation status for income tax purposes. See Note 3 of Notes to Consolidated Financial Statements.

  In 1998, the Company changed its year end to a 52-53 week year ending on the Saturday nearest to December 31. The effect of this change was immaterial. All references herein to 1998 refer to the year ended January 2, 1999.

Results of Operations

  The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                               Year Ended
                                                          ----------------------------------------------------
                                                               1998               1997               1996
                                                          --------------     --------------     --------------
Net sales.............................................             100.0%             100.0%             100.0%
Gross profit..........................................              36.0               35.8               33.0
Selling expenses......................................              20.5               19.5               18.4
General and administrative expenses...................               6.6                6.9                8.7
                                                          --------------     --------------     --------------
Income from operations................................               8.9                9.4                5.9
Interest and other expense, net.......................              (0.8)              (1.1)              (1.0)
                                                          --------------     --------------     --------------
Income before income taxes............................               8.1                8.3                4.9
Pro forma provision for income taxes..................              (3.1)              (3.2)              (1.9)
                                                          --------------     --------------     --------------
Pro forma net income..................................               5.0%               5.1%               3.0%
                                                          ==============     ==============     ==============

1998 Compared with 1997

  Net Sales. Net sales increased 24.0% to $55.9 million for 1998 from $45.1 million for 1997. This increase in net sales was primarily attributable to new store sales, including sales from 16 stores opened during 1998, which contributed $15.3 million and a 6.1% increase in comparable store sales of $40.6 million.

  Gross Profit. Cost of sales includes landed merchandise and occupancy costs. Gross profit increased 24.6% to $20.1 million for 1998 from $16.2 million for 1997, and increased as a percentage of net sales to 36.0% from 35.8%.

The increase in gross profit percentage was primarily attributable to the Company's ability to purchase merchandise in larger quantities at a lower cost per unit in 1998 as well as leverage in occupancy costs.

  Selling Expenses. Selling expenses consist of payroll and related costs, advertising and promotional expenses. Selling expenses increased 30.4% to $11.5 million for 1998 from $8.8 million for 1997, and increased as a percentage of net sales to 20.5% from 19.5%. The increase in selling expenses was primarily attributable to increases in payroll and related expenses as a result of new stores and advertising expenses.

  General and Administrative Expenses. General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, employee benefits and warehousing costs. General and administrative expenses increased 18.0% to $3.7 million for 1998 from $3.1 million for 1997, and decreased slightly as a percentage of net sales to 6.6% from 6.9%, primarily as a result of improved expense leverage, offset by costs related to being a public company.

  Interest and Other Expense, Net. Interest and other expense, net, decreased 12.8% to $453,000 for 1998 from $520,000 for 1997. The decrease was attributable to lower average borrowings outstanding on the Company's revolving line of credit. During the quarter ended March 31, 1998, $6.0 million of the Company's line of credit was repaid with the proceeds from the Company's initial public offering.

  Pro Forma Taxes. The pro forma taxes on income for 1998 were $1.7 million compared to $1.4 million for 1997. The pro forma effective tax rate for 1998 and 1997 was 38.5%.

1997 Compared with 1996

  Net Sales. Net sales increased 48.7% to $45.1 million for 1997 from $30.3 million for 1996. This increase in net sales was primarily attributable to new store sales, including sales from 16 stores opened during 1997, which contributed $15.0 million and a 4.6% increase in comparable store sales of $1.2 million. Stores closed during 1996 and 1997 had contributed an additional $1.4 million to net sales during 1996.

  Gross Profit. Gross profit increased 61.6% to $16.2 million for 1997 from $10.0 million for 1996, and increased as a percentage of net sales to 35.8% from 33.0%. The increase in gross profit was primarily attributable to the Company's ability to purchase merchandise in larger quantities at a lower cost per unit in 1997 as well as favorable gross profit margins on the inventory purchased from Standard Shoes. Cost of sales includes landed merchandise costs and occupancy costs.

  Selling Expenses. Selling expenses increased 57.4% to $8.8 million for 1997 from $5.6 million for 1996, and increased as a percentage of net sales to 19.5% from 18.4%. The increase in selling expenses was primarily attributable to increases in payroll and related expenses as a result of new stores and, to a lesser extent, advertising expenses.

  General and Administrative Expenses. General and administrative expenses increased 18.1% to $3.1 million for 1997 from $2.6 million for 1996, and decreased as a percentage of net sales to 6.9% from 8.7%, primarily as a result of improved expense leverage.

  Interest and Other Expense, Net. Interest and other expense, net, increased 81.0% to $520,000 for 1997 from $287,000 for 1996. The increase was attributable to higher borrowings outstanding on the Company's revolving line of credit to support increased inventory levels, including inventory purchased from Standard Shoes.

  Pro Forma Taxes. The pro forma taxes on income for 1997 were $1.4 million compared to $566,000 for 1996. The pro forma effective tax rate for 1997 was 38.5% compared to 38.0% for 1996.

Inflation

  The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

  The Company had $13.7 million in working capital as of January 2, 1999, compared to $6.0 million as of December 31, 1997. The Company's capital requirements relate primarily to merchandise inventory and leasehold improvements. The Company's working capital needs are typically higher in the second and third quarters as a result of increased inventory purchases for spring and fall selling seasons.

  Historically, the Company has funded its cash requirements primarily through cash flow from operations and borrowings under its credit facility, and beginning in February 1998, proceeds from its initial public offering. Net cash provided by (used in) operating activities was ($3.0) million, ($1.8) million and $566,000 for 1998, 1997, and 1996, respectively. Net cash provided by (used in) operating activities historically has been driven primarily by net income and fluctuations in inventory and accounts payable. Inventory levels have increased throughout these periods due to a net increase in the number of stores. During 1998, the Company experienced delays in the timing of opening certain new stores. While these delays were largely caused by factors outside the Company's control, they shifted the timing of the revenue contribution of certain new stores to a later quarter from the one that was planned. During 1999, the Company anticipates that cash will be used primarily for merchandise inventory and capital expenditures.

  Capital expenditures were $2.6 million, $1.2 million and $569,000 in 1998, 1997 and 1996, respectively. Expenditures for 1998 were primarily for the build-out of 16 new stores, plus work-in-progress of the Company's new management information systems. Expenditures for 1997 were primarily for the build-out of 16 new stores and the relocation of the Company's corporate office and distribution center. The Company estimates that capital expenditures for 1999 will total approximately $2.0 million, primarily for the build-out of approximately 15 to 20 new stores and costs associated with the Company's management information systems.

  Financing activities provided cash of $7.1 million, $3.2 million and $93,000 in 1998, 1997 and 1996, respectively. The increase in cash provided by financing activities for 1998, primarily reflects $14.1 million raised in the Company's initial public offering offset by $7.8 million payment for an S corporation distribution and a $1.0 million increase on the Company's line of credit. During 1997 and 1996, the Company made distributions to its then sole stockholder of $704,000 and $300,000, respectively. Upon completion of its initial public offering, the Company made an S corporation distribution in the amount of $7.8 million to its previous sole stockholder, which approximately equaled the estimated earned and previously undistributed taxable S corporation income of the Company through the day preceding the termination date of its S corporation status. See Note 3 of Notes to Consolidated Financial Statements.

  During most of 1998, the Company had a credit facility agreement, which included a revolving line of credit for $10.0 million along with a $500,000 term line available for the purchase or lease of equipment. The Company paid interest on outstanding amounts at a rate of 0.25% over the bank's prime rate or LIBOR plus 300 basis points, at the Company's option. During the quarter ended March 31, 1998, $6.0 million of this line of credit was repaid with the proceeds from the initial public offering. The balance of this credit facility was paid off in December 1998 from borrowings under the Company's new credit facility described below.

  In December 1998, the Company entered into a new a credit facility agreement, which includes a revolving line of credit for $15.0 million expiring on December 1, 2000. This line of credit is also available for the issuance of commercial and standby letters of credit up to $4.0 million. The Company pays interest on outstanding amounts at the bank's prime rate or LIBOR plus 130 basis points, at the Company's option. Borrowings under the credit facility are secured by the Company's accounts receivable, general intangibles, inventory and other rights to payment. The agreement contains restrictive covenants that require, among other things, that (a) total liabilities may not exceed 1.5 times tangible net worth, (b) quarterly net income after taxes and pre-tax profit must each not be less than one dollar, (c) EBITDA must not be less than $3.75 million on a rolling four-quarter basis and (d) the outstanding balance on the line of credit may not exceed 0.5 times inventory plus the amount available under outstanding letters of credit, and prohibits the declaration and payment of cash or stock dividends. As of January 2, 1999, the Company was in compliance with all covenants and the unused and available portion of the credit facility was approximately $6.6 million.

  As part of its growth strategy, the Company plans to pursue opportunities to acquire complementary businesses, although no such transactions are being considered as of the date of this Form 10-K. To the extent that cash resources are insufficient to fund the purchase price of future acquisitions, if any, or the operations of any acquired business, additional external capital may be required. There can be no assurance that additional financing will be available on reasonable terms or at all. The Company expects that anticipated cash flow from operations and available borrowings under the Company's new credit facility will satisfy its cash requirements for at least the next 12 months. The Company's capital requirements program may vary significantly from those anticipated depending upon such factors as operating results, the number and timing of new store openings, and the number and size of any future acquisitions.

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

  The Company will utilize both internal and external resources to replace and test its information systems software for Year 2000 compliance. An Executive Oversight Steering Committee, consisting of internal executive management, the Company's information systems officer and various outside third parties, has been formed to supervise the replacement, implementation and testing process. Installation of the new systems began in June 1998, and Company personnel are currently being trained on the new systems. The Company estimates that the installation of the new systems will be completed by the end of the second quarter of 1999, and testing will be completed thereafter. The Company expects to fully convert to the new, Year 2000 compliant information systems no later than September 30, 1999.

  The Company has begun communicating with significant suppliers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 issues. The Company's exposure to supplier Year 2000 business disruptions is reduced because it does not currently communicate electronically with its suppliers. In addition to suppliers, the Company also relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There can be no assurance that the Company's suppliers, governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on the Company's business, financial condition and operating results. The Company has not been informed by any supplier of inability to comply with year 2000 issues.

  Costs to Address the Year 2000 Issue. The Company has incurred, through January 2, 1999, approximately $1.25 million relating to the implementation of the new systems and addressing Year 2000 issues. The Company currently estimates that the total costs for implementing the new systems will approximate $2 million. Included in the costs of implementing the new systems is the cost of equipment which the Company presently plans to lease over 36 to 60 months. The Company will capitalize and depreciate the new systems technology over its estimated useful life and to the extent that Year 2000 costs do not qualify as capital investments, the Company will expense such costs as incurred.

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

  Risks Presented by the Year 2000 Issue. The Company presently believes that with the implementation of new systems and conversion to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such conversions are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company. In addition, if any third parties which provide goods or services essential to the Company's business activities fail to address appropriately their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and operating results.
For example, a Year 2000 related disruption on the part of the financial institutions which process the Company's credit card sales would have a material adverse effect on the Company's business, financial condition and operating results.

  Contingency Plans. The Company's Executive Oversight Steering Committee intends to develop contingency plans in the event that the Company has not completed all of its remediation plans in a timely manner or any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The committee expects to conclude the development of these contingency plans by the end of the second quarter of 1999.

Weather and Seasonality

  The Company has experienced, and expects to continue to experience, seasonal fluctuations in its net sales and net income. Historically, net sales and net income have been weakest during the first quarter. Because the Company's operations are geographically concentrated, it is vulnerable to adverse weather conditions and natural disasters in the regions in which it operates stores, including the San Francisco Bay Area, Seattle and Los Angeles. If one of these regions were to experience prolonged adverse weather conditions or a natural disaster, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including timing of new store openings, the level of net sales contributed by new stores, merchandise mix, the timing and level of price markdowns, availability of inventory, store closures, advertising costs, competitive pressures and changes in the demand for off-price footwear. Any such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

Factors Affecting Financial Performance

  In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating an investment in the shares of Common Stock of the Company. The statements contained in this Form 10-K which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K.

  Risks Associated With Expansion

  The Company has experienced rapid and substantial growth in net sales as well as in its employee base. The Company's continued growth will depend to a significant degree on its ability to expand its operations through the opening of new stores, to operate these stores on a profitable basis and to increase comparable store sales. The success of the Company's planned expansion will be significantly dependent upon the Company's ability to locate suitable store sites and negotiate acceptable lease terms. In addition, several other factors could affect the Company's ability to expand, including the adequacy of the Company's capital resources, the ability to hire, train and integrate employees and the ability to adapt the Company's distribution and other operational systems. There can be no assurance that the Company will achieve its planned expansion or that any such expansion will be profitable. In addition, there can be no assurance that the Company's expansion within its existing markets will not adversely affect the individual financial performance of the Company's existing stores or its overall operating results, or that new stores will achieve net sales and profitability levels consistent with existing stores, or at all. To manage its planned expansion, the Company regularly evaluates the adequacy of its existing systems and procedures, including product distribution facilities, store management, financial controls and management information systems. However, there can be no assurance that the Company will anticipate all of the changing demands that expanded operations may impose on such systems. Failure to adapt its distribution capabilities or other internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company actively monitors individual store performance and has closed underperforming stores in the past, including two each in 1998 and 1997, six in 1996 and four in 1995. The Company intends to continue to close underperforming stores in the future, and if it were to close a number of stores, it could incur significant closure costs and reductions in net sales. In addition, the Company may be unable to close certain underperforming stores on a timely basis because of lease terms. A significant increase in closure costs or the inability to close one or more underperforming stores on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

  Inventory And Sourcing Risk

  The Company's future success will be significantly dependent on its ability to obtain merchandise that consumers want to buy, particularly name brand merchandise with long-term retail appeal, and to acquire such merchandise under favorable terms and conditions. In 1998, the Company's top ten suppliers accounted for 46.9% of inventory purchases, of which purchases from Intershoe, Inc. and Global Sports, Inc. accounted for 8.8% and 8.3% of total inventory purchases, respectively. The deterioration of the Company's relationship with any key vendor could result in delivery delays, merchandise shortages or less favorable terms than the Company currently enjoys. The Company deals with its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. As the Company's operations expand, its demand for off-price inventory will continue to increase. The Company's products typically are manufacturing over-runs, over-orders, mid- or late-season deliveries or last season's stock. The inability of the Company to obtain a sufficient supply of readily salable, high margin inventory, to negotiate favorable discount and payment agreements with its suppliers or to sell large inventory purchases without markdowns could have a material adverse effect on the Company's business, financial condition and results of operations. See " Item 1 -- Business--Sourcing and Purchasing."

  Reliance On Key Personnel

  The Company's future success will be dependent, to a significant extent, on the efforts and abilities of its executive officers, particularly Dmitry Beinus, the Company's Chairman of the Board, President and Chief Executive Officer. The Company has obtained key man life insurance in the amount of $3.0 million on Mr. Beinus. The loss of the services of any one of the Company's executive officers could have a material adverse effect on the Company's operating results. In addition, the Company's continued growth will depend, in part, on its ability to attract, motivate and retain additional skilled managerial and merchandising personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified personnel in the future.

  Uncertainty Of Future Operating Results; Fluctuations In Comparable Store
Sales

  Although the Company recently has been profitable, there can be no assurance that the Company will remain profitable in the future. Future operating results will depend upon many factors, including general economic conditions, the level of competition and the ability of the Company to acquire sufficient inventory, achieve its expansion plans and effectively monitor and control costs. There can be no assurance that the Company's recent gross margin levels will be sustainable in the future. Historically, the Company's growth in net sales has resulted primarily from new store openings, and the Company expects that the primary source of future sales growth, if any, will continue to be new store openings.

  The Company's comparable store sales have fluctuated widely, and the Company does not expect that comparable store sales will contribute significantly, if at all, to future growth in net sales. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company's comparable store sales increased 6.1% in 1998, 4.6% in 1997 and 8.0% in 1996 and decreased 1.0% in 1995 and 12.4% in 1994. The
Company believes that the decreases in comparable store sales in 1995 and 1994 were due, in part, to temporary store closures and business disruptions resulting from the reconfiguration of the Company's stores from a traditional retail format to the current self-service format. The Company believes that the increase in comparable store sales in 1996 was due, in part, to the completion of the reconfiguration of the Company's comparable stores. The Company does not anticipate realizing similar increases in subsequent periods, and no assurance can be given as to the Company's ability to maintain recent comparable store sales growth.

  Risks Associated With Possible Acquisitions

  The Company may pursue the acquisition of companies and assets that complement its existing business. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired businesses, potential adverse short-term effects on the Company's operating results and amortization of acquired intangible assets. The Company has limited experience in identifying, completing and integrating acquisitions. The Company does not have any current plans to acquire any other companies, and there can be no assurance that the Company will identify attractive acquisition candidates, that acquisitions will be consummated on acceptable terms or that any acquired companies will be integrated successfully into the Company's operations.

  Seasonality And Quarterly Fluctuations

  The Company has experienced, and expects to continue to experience, seasonal fluctuations in its net sales and net income. Historically, net sales and net income have been weakest during the first quarter. Because the Company's operations are geographically concentrated, it is vulnerable to adverse weather conditions and natural disasters in the regions in which it operates stores, including the San Francisco Bay Area, Seattle and Los Angeles. If one of these regions were to experience prolonged adverse weather conditions or a natural disaster, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including timing of new store openings, the level of net sales contributed by new stores, merchandise mix the timing and level of price markdowns, availability of inventory, store closures, advertising costs, competitive pressures and changes in the demand for off- price footwear. Any such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

  Dependence On Consumer Spending And Preferences

  The success of the Company's operations depends upon a number of factors relating to consumer spending, including employment levels, business conditions, interest rates, inflation and taxation. There can be no assurance that consumer spending will not decline in response to economic conditions, thereby adversely affecting the Company's operating results.

  All of the Company's products are subject to changing consumer preferences. Consumer preferences could shift to types of footwear other than those that the Company currently offers. Any such shift could have a material adverse effect on the Company's operating results. The Company's future success will depend, in part, on its ability to anticipate and respond to changes in consumer preferences, and there can be no assurance that the Company will be able to anticipate effectively or respond to such changes on a timely basis or at all. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower net sales, excess inventory and lower gross margins, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  International Purchasing

  The Company purchases in-season name brand and branded-design merchandise directly from factories in Italy, Brazil and China. Directly-sourced goods accounted for approximately 12.9% and 15.7% of net sales in 1998 and 1997, respectively. The Company has no long-term contracts with direct manufacturing sources and competes with other companies for production facilities. All of the manufacturers with which the Company conducts business are located outside of the United States, and the Company is subject to the risks generally associated with an import business, including foreign currency fluctuations, unexpected changes in foreign regulatory requirements, disruptions or delays in shipments and the risks associated with United States import laws and regulations, including quotas, duties, taxes, tariffs and other restrictions. There can be no assurance that the foregoing factors will not disrupt the Company's supply of directly-sourced goods or otherwise adversely impact the Company's business, financial condition and results of operations in the future. See "Item 1 -- Business--Sourcing and Purchasing."

  Inventory Shrinkage

  The retail industry is subject to theft by customers and employees. By converting to a self-service format, where shoppers have access to both shoes of a pair, the Company substantially increased the need for store security. Although the Company has implemented enhanced security procedures, there can be no assurance that the Company will not suffer from significant inventory shrinkage in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition

  The retail footwear market is highly competitive, and the Company expects the level of competition to increase. The Company competes with off-price and discount retailers (e.g., Nordstrom Rack, Payless ShoeSource, Ross Dress for Less and Famous Footwear), branded retail outlets (e.g., Nine West), national retail stores (e.g., Nordstrom, Marshalls, Macy's, Sears, J.C. Penney, Loehmann's, Robinsons-May and Mervyn's), traditional shoe stores and mass merchants. Many of these competitors have stores in the markets in which the Company now operates and in which it plans to expand. Many of the Company's competitors have significantly greater financial, marketing and other resources than the Company. In addition, there can be no assurance that future participants will not enter the off-price segment of the footwear market. Competitive pressures resulting from competitors' pricing policies could materially adversely affect the Company's gross margins. There can be no assurance that the Company will not face greater competition from other national, regional or local retailers or that the Company will be able to compete successfully with existing and new competitors. The inability of the Company to respond to such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

  Future Capital Needs

  The Company expects that anticipated cash flow from operations and available borrowings under the Company's credit facility will satisfy its cash requirements for at least the next 12 months. However, the Company may incur significant working capital requirements and capital expenditures in connection with its growth strategy and otherwise. To the extent that the foregoing cash resources are insufficient to fund the Company's activities, including new store openings planned for 1999, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur.

  Substantial Control By Single Stockholder

  Dmitry Beinus, the Company's Chairman of the Board, President and Chief Executive Officer owns approximately 66.2% of the Company's outstanding Common Stock. As a result, Mr. Beinus is able to decide all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control of the Company.

  Possible Volatility Of Stock Price

  The Common Stock is quoted on the NASDAQ National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, either of which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. In addition, the trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, fluctuations in the Company's comparable store sales, announcements by other footwear retailers, the failure of the Company's earnings to meet the expectations of securities analysts and investors, as well as other events or factors.

  Anti-Takeover Effect Of Certain Charter Provisions

  The Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock, and to determine the rights, preferences and restrictions of such shares, without further stockholder approval. The rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company. In addition, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then-current market value of the Common Stock. Among other things, these provisions (i) provide that only the Board of Directors or certain members thereof or officers of the Company may call special meetings of the stockholders; (ii) eliminate the ability of the stockholders to take action without a meeting; and (iii) authorize the issuance of "blank check" preferred stock having such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Item 7A -- Quantitative and Qualitative Disclosure About Market Risk

  The Company is exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

  Interest Rate Risk. The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market rates. The Company does not use derivative financial instruments in its investment portfolio and believes that the market risk is immaterial.

  Commodity Prices. The Company is not exposed to fluctuation in market prices for any commodities.

  Foreign Currency Risks. The Company has minimal purchases outside of the United States that involve foreign currency contracts and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

Item 8 -- Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Shoe Pavilion, Inc.
     Independent Auditor's Report.............................................................  23
     Consolidated Balance Sheets January 2, 1999 and December 31, 1997........................  24
     Consolidated Statements of Income for Years Ended January 2, 1999,
        December 31, 1997 and December 31, 1996...............................................  25
     Consolidated Statements of Shareholders' Equity for Years Ended
        January 2, 1999, December 31, 1997 and December 31, 1996..............................  26
     Consolidated Statements of Cash Flows for Years Ended January 2, 1999,
        December 31, 1997 and December 31, 1996...............................................  27
     Notes to Consolidated to Financial Statements for Years Ended January 2, 1999,
        December 31, 1997 and December 31, 1996...............................................  28

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Shoe Pavilion, Inc.


  We have audited the accompanying consolidated balance sheets of Shoe Pavilion, Inc. and subsidiary (the "Company") as of January 2, 1999 and December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 1999 and December 31, 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

San Francisco, California
February 12, 1999


                                                 SHOE PAVILION, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                                               January 2,          December 31,
                                                                                  1999                 1997
                                                                               ------------        -------------
                               ASSETS
CURRENT ASSETS:
     Cash ............................................................         $  1,921,870         $    394,660
     Inventories .....................................................           26,892,101           19,795,599
     Prepaid expenses and other ......................................              257,378               72,955
                                                                               ------------         ------------
            Total current assets .....................................           29,071,349           20,263,214

FIXED ASSETS:
     Store fixtures and equipment ....................................            2,800,448            2,158,704
     Leasehold improvements ..........................................            2,144,028            1,499,813
     Stores and systems projects in-progress .........................            1,330,780               99,776
                                                                               ------------         ------------
            Total ....................................................            6,275,256            3,758,293
     Less accumulated depreciation ...................................            2,440,441            1,683,604
                                                                               ------------         ------------
     Net fixed assets ................................................            3,834,815            2,074,689

DEFERRED INCOME TAXES AND OTHER ......................................              628,070              307,955
                                                                               ------------         ------------
            TOTAL ....................................................         $ 33,534,234         $ 22,645,858
                                                                               ============         ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ................................................         $  5,967,211         $  5,920,980
     Accrued expenses ................................................              946,116              842,812
     Short-term borrowings ...........................................            8,407,262            7,387,125
     Current portion of capitalized lease obligations ................               11,868               67,542
                                                                               ------------         ------------
            Total current liabilities ................................           15,332,457           14,218,459

DEFERRED RENT ........................................................            1,098,662              909,226

CAPITALIZED LEASE OBLIGATIONS, less current portion ..................               74,745              190,117

COMMITMENTS AND CONTINGENCIES ........................................                    -                    -

STOCKHOLDERS' EQUITY:
     Preferred stock - $.001 par value; 1,000,000 shares authorized;
      no shares issued or outstanding ................................                    -                    -
     Common stock - $.001 par value: 15,000,000 shares authorized;
      issued and outstanding; 6,800,000 and 4,500,000 ................                6,800                4,500
     Additional paid-in capital ......................................           13,967,258              812,033
     Retained earnings ...............................................            3,054,312            6,511,523
                                                                               ------------         ------------
            Total stockholders' equity ...............................           17,028,370            7,328,056
                                                                               ------------         ------------
            TOTAL ....................................................         $ 33,534,234         $ 22,645,858
                                                                               ============         ============

              See notes to consolidated financial statements


                                                        SHOE PAVILION, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME

                                                                                             December 31,
                                                                       January 2,    ---------------------------
                                                                        1999            1997           1996
                                                                    -------------    -----------    ------------
NET SALES ................................................           $ 55,907,211   $ 45,074,041    $ 30,315,326
COST OF SALES AND RELATED OCCUPANCY EXPENSES                           35,777,493     28,922,392      20,317,844
                                                                    -------------    -----------    ------------
         Gross profit ....................................             20,129,718     16,151,649       9,997,482
SELLING EXPENSES .........................................             11,472,385      8,800,332       5,592,472
GENERAL AND ADMINISTRATIVE EXPENSES                                     3,663,852      3,105,717       2,630,044
                                                                    -------------    -----------    ------------
         Income from operations ..........................              4,993,481      4,245,600       1,774,966
OTHER INCOME (EXPENSE):
    Interest .............................................               (430,359)      (575,471)       (259,281)
    Other - net ............................................              (22,716)        55,601         (27,934)
                                                                    -------------    -----------    ------------
         Total other expense - net .........................             (453,075)      (519,870)       (287,215)
                                                                    -------------    -----------    ------------
Income before income taxes ..............................               4,540,406      3,725,730       1,487,751
PROVISION FOR INCOME TAXES ...............................             (1,146,954)      (260,800)        (98,000)
                                                                    -------------    -----------    ------------
NET INCOME ...............................................          $   3,393,452    $ 3,464,930    $  1,389,751
                                                                    =============    ===========    ============

Net income per share:
Basic ....................................................          $        0.53    $      0.77    $       0.31
Diluted ..................................................          $        0.52    $      0.77    $       0.31

Weighted average shares outstanding:
Basic ....................................................              6,461,580      4,500,000       4,500,000
Diluted ..................................................              6,473,771      4,500,000       4,500,000

PRO FORMA
  Historical income before taxes on income ...............          $   4,540,406    $ 3,725,730    $  1,487,751
  Pro forma provision for income taxes ...................             (1,748,000)    (1,434,406)       (565,345)
                                                                    -------------    -----------    ------------
  Pro forma net income ...................................          $   2,792,406    $ 2,291,324    $    922,406
                                                                    =============    ===========    ============

Pro forma net income per share:
Basic ....................................................          $        0.42              -               -
Diluted ..................................................          $        0.42              -               -

Pro forma weighted average shares outstanding:
Basic ....................................................              6,647,871              -               -
Diluted ..................................................              6,660,062              -               -

                See notes to consolidated financial statements


                                                        SHOE PAVILION, INC.
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       Common Stock
                                                  -------------------   Additional
                                                    Number                Paid-in        Retained
                                                   of Shares   Amount     Capital        Earnings         Total
                                                  ----------  -------   ------------    -----------    ------------
BALANCE AT JANUARY 1, 1996....................     4,500,000  $ 4,500   $     30,500    $ 2,660,385    $  2,695,385
  Net income..................................                                            1,389,751       1,389,751
  Conversion of note payable to equity........                               781,533                        781,533
  Distribution to previous sole stockholder...                                             (300,000)       (300,000)
                                                   ---------  -------   ------------    -----------    ------------
BALANCE AT DECEMBER 31, 1996..................     4,500,000    4,500        812,033      3,750,136       4,566,669
  Net income..................................                                            3,464,930       3,464,930
  Distribution to previous sole stockholder...                                             (703,543)       (703,543)
                                                   ---------  -------   ------------    -----------    ------------
BALANCE AT DECEMBER 31, 1997..................     4,500,000    4,500        812,033      6,511,523       7,328,056
  Issuance of stock through initial
     public offering..........................     2,300,000    2,300     14,104,562                     14,106,862
  Net income..................................                                            3,393,452       3,393,452
  Distribution to previous sole stockholder...                              (949,337)    (6,850,663)     (7,800,000)
                                                   ---------  -------   ------------    -----------    ------------
BALANCE AT JANUARY 2, 1999....................     6,800,000  $ 6,800   $ 13,967,258    $ 3,054,312    $ 17,028,370
                                                   =========  =======   ============    ===========    ============

                See notes to consolidated financial statements.


                                                        SHOE PAVILION, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     December 31,
                                                                    January 2,           -----------------------------------
                                                                      1999                   1997                   1996
                                                                  ------------           ------------            -----------
OPERATING ACTIVITIES:
Net income .............................................          $  3,393,452           $  3,464,930            $ 1,389,751
Adjustments to reconcile net income to net cash
   provided (used) by operating activities
  Depreciation .........................................               798,566                617,878                449,864
  Other ................................................                34,965                    701                 32,134
  Deferred income taxes ................................              (485,447)                     -                      -
Effect of changes in:
     Inventories .......................................            (7,096,502)            (6,309,873)            (5,303,009)
     Prepaid expenses and other ........................               (19,092)              (298,844)                (2,597)
     Accounts payable ..................................                46,231                226,411              3,780,250
     Accrued expenses and deferred rent ................               305,689                527,842                219,501
                                                                  ------------           ------------           ------------
        Net cash provided (used) by operating activities            (3,022,138)            (1,770,955)               565,894
                                                                  ------------           ------------           ------------

INVESTING ACTIVITIES:
   Purchase of fixed assets ............................            (2,593,656)            (1,210,911)              (569,228)
                                                                  ------------           ------------           ------------

FINANCING ACTIVITIES:
   Net proceeds from initial public offering ...........            14,106,862                      -                      -
   Proceeds from long-term debt ........................                     -                      -                 23,129
   Short-term borrowings ...............................             1,020,137              3,987,125                459,577
   Principal payments on capital leases ................              (183,995)               (38,220)               (21,067)
   Principal payments on long-term debt ................                     -                (70,633)               (68,511)
   Distributions paid to previous sole stockholder .....            (7,800,000)              (703,543)              (300,000)
                                                                  ------------           ------------           ------------
        Net cash provided by financing activities ......             7,143,004              3,174,729                 93,128
                                                                  ------------           ------------           ------------
NET INCREASE IN CASH ...................................             1,527,210                192,863                 89,794
CASH, BEGINNING OF PERIOD ..............................               394,660                201,797                112,003
                                                                  ------------           ------------           ------------
CASH, END OF PERIOD ....................................          $  1,921,870              $ 394,660           $    201,797
                                                                  ============           ============           ============

CASH PAID FOR:
INTEREST ...............................................          $    416,072              $ 571,764           $    259,281
INCOME TAXES ...........................................             1,826,000                332,262                 28,031

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Note payable to stockholder converted to equity ......                     -                      -           $    781,533
  Capital lease obligations for store equipment ........                     -           $    105,993                189,918



                See notes to consolidated financial statements.

                              SHOE PAVILION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND OPERATIONS

  General--Shoe Pavilion, Inc. (the "Company"), a Delaware corporation, is the successor to Shoe Pavilion Corporation (formerly Shoe Inn, Inc.), which was incorporated in the State of Washington in 1983. In connection with the initial public offering, the previous sole stockholder of Shoe Pavilion Corporation entered into an agreement providing for a reorganization prior to the offering. Under the terms of this agreement all of the common stock of Shoe Pavilion Corporation was exchanged for common stock of the Company and Shoe Pavilion Corporation became a wholly owned subsidiary. The Company was incorporated in November 1997 for this purpose. The terms of the reorganization provided for the issuance of 9,000 shares of the Company's common stock for every one share of Shoe Pavilion Corporation common stock. The accompanying financial statements reflect the reorganization as if Shoe Pavilion Corporation had always been a wholly owned subsidiary of the Company. However, the accompanying financial statements do not reflect the termination of Shoe Pavilion Corporation's S corporation status until February 23, 1998. All share and per share information has been retroactively restated to reflect the reorganization.

  Public Offering--On February 27, 1998, the Company sold 2,300,000 shares of its common stock for net proceeds of $14,107,000. In connection with the offering, the Company terminated its status as an S corporation and recorded a deferred income tax benefit of $485,000.

  Operations--The Company operates as a single business segment of off-price shoe stores located in California, Washington and Oregon, under the name Shoe Pavilion. The Company had 69, 55 and 41 stores open as of January 2, 1999, December 31, 1997 and 1996, respectively. The Company purchases inventory from international and domestic vendors. For 1998, the Company's top ten suppliers accounted for 46.9% of inventory purchases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Consolidation Policy--The consolidated financial statements include the Company and its wholly owned subsidiary, Shoe Pavilion Corporation. All significant intercompany balances and transactions have been eliminated.

  Change of Year--In December 1998, the Company changed its year end to a 52-53
week  year ending on the Saturday nearest to December 31.   All references
herein to 1998 refer to the year ending January 2, 1999.

  Cash represents cash on hand and cash held in banks.

  Inventories are stated at the lower of average cost (determined on a first-in, first-out basis) or market.

  Fixed assets are stated at cost and depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized on the straight-line method over the shorter of the useful lives of the assets or lease term, generally five years. At January 2, 1999, the fixed assets include approximately $1,247,000 in costs related to the implementation of the Company's new management information systems, which will be completed in 1999.

  Other assets at January 2, 1999 primarily represent deferred income taxes and deposits.

                              SHOE PAVILION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Income Taxes--Effective February 23, 1998, the Company is taxed as a C corporation for federal and state income tax purposes. The income tax provision as of January 2, 1999 reflects this status. Prior to February 23, 1998, the Company was taxed as an S corporation for federal income tax reporting purposes, which provides that taxable income or loss of the Company is generally passed through to the individual stockholders. Accordingly, no provision for federal income taxes has been recorded in the accompanying financial statements prior to February 23, 1998. Upon conversion from an S corporation to a C corporation, the Company recorded a deferred tax asset of $485,477, which reduced tax expense. The Company elected to be a C corporation in the state of California. Accordingly, taxes are provided for income attributable to the Company's operations in this state.

  Deferred Rent--Certain of the Company's store leases provide for free or reduced rent during an initial portion of the lease term. Deferred rent consists of the aggregate obligation for lease payments under these leases amortized on a straight-line basis over the lease term, in excess of amounts paid. In addition, deferred rent includes construction allowances received from landlords, which are amortized on a straight-line basis over the initial lease term.

  Preopening Costs--Store preopening costs are charged to expense as incurred.

  Long-lived Assets--The Company periodically reviews long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating expected future cash flows. No impairment loss provisions have been required to date.

  Net Income Per Share--Basic income per share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net income by the weighted average number of common shares outstanding for the period plus the dilutive effect of outstanding stock options.

  Comprehensive Income equals net income.

  New Accounting Pronouncements--In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred. The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP will be effective for years beginning after December 15, 1998. As the Company charges store preopening costs to expense as incurred, adoption of this statement will not impact the Company's financial position.

  Reclassifications--Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

3. PRO FORMA INFORMATION

  The objective of the pro forma information is to show what the significant effects on the historical information might have been had the Company not been treated as an S corporation for tax purposes prior to February 23, 1998, the effective date of the Company's initial public offering.

  Income Taxes--The pro forma information presented in the consolidated statements of income reflects a provision for income taxes at an effective rate of 38.5% for the years ended January 2, 1999 and December 31, 1997.

                              SHOE PAVILION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. PRO FORMA INFORMATION (CONTINUED)

  Pro Forma Net Income Per Share--Pro forma basic net income per share is based on the weighted average number of shares of common stock outstanding during the period plus the estimated number of shares offered by the Company (1,271,722) which were necessary to fund the $7,800,000 distribution paid to the Company's stockholder upon termination of the Company's status as an S corporation. Pro forma diluted net income per share is calculated using the number of shares used in the basic calculation plus the dilutive effect of stock options outstanding during the period.

4. FINANCING AGREEMENTS

  In December 1998, the Company entered into a new a credit facility agreement with a financial institution, which includes a revolving line of credit for $15.0 million expiring on December 1, 2000. This line of credit is also available for the issuance of commercial and standby letters of credit up to $4.0 million. The Company pays interest on outstanding amounts at the bank's prime rate or LIBOR plus 130 basis points, at the Company's option. The weighted average interest rate was 6.7% at January 2, 1999. Borrowings under the credit facility are secured by the Company's accounts receivable, general intangibles, inventory and other rights to payment. The agreement contains restrictive covenants that require, among other things, that (a) total liabilities may not exceed 1.5 times tangible net worth, (b) quarterly net income after taxes and pre-tax profit must each not be less than one dollar, (c) EBITDA must not be less than $3.75 million on a rolling four-quarter basis and (d) outstanding balance on the line of credit may not exceed 0.5 times inventory plus the amount available under outstanding letters of credit, and prohibits the declaration and payment of cash or stock dividends . The Company was in compliance with all covenants for the period ended January 2, 1999. As of January 2, 1999, the unused and available portion of the credit facility was approximately $6.6 million.

5. COMMITMENTS AND CONTINGENCIES

  Leases--The Company is obligated under operating leases for store and warehouse locations and equipment. While most of the agreements provide for minimum lease payments and include rent escalation clauses, certain of the store leases provide for additional rentals contingent upon prescribed sales volumes. Additionally, the Company is required to pay common area maintenance and other costs associated with the centers in which the stores operate. Most of the leases provide for renewal at the option of the Company.

  The Company's assets under capital leases as of January 2, 1999 and December 31, 1997 are as follows:

                                                            January 2,   December 31,
                                                              1999           1997
                                                            ---------      ---------
Total assets under capital leases.....................      $ 295,911      $ 295,911
Less accumulated amortization.........................        127,731         74,160
                                                            ---------      ---------
Total.................................................      $ 168,180      $ 221,751
                                                            =========      =========

                              SHOE PAVILION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments required are:

                                                             Capital       Operating
                                                              Leases        Leases
                                                            ---------    ------------
Year ending:
2000...............................................          $ 20,832    $  6,627,506
2001...............................................            20,832       5,666,794
2002...............................................            20,832       5,104,137
2003...............................................            47,614       3,609,458
2004...............................................                 -       2,374,239
   Thereafter......................................                 -       4,070,130
                                                             --------    ------------
Total minimum lease payments.......................           110,110    $ 27,452,264
                                                                         ============
Less amounts representing interest.................            23,497
                                                             --------
Present value of capital lease obligations.........            86,613
Less current portion...............................            11,868
                                                             --------
Total long-term portion............................          $ 74,745
                                                             ========

  Rental expense for the years ended January 2, 1999, December 31, 1997 and 1996 was, $5,934,733, $5,438,395 and $3,768,318, respectively, including contingent rentals of $307,355, $278,740 and $204,587, respectively.

  Letters of Credit--The Company has obtained letters of credit in connection with overseas purchase arrangements. The total amount outstanding was $1,118,114 as of January 2, 1999. The Company also has standby letters of credit relating to rental agreements of $53,236 as of January 2, 1999.

  Contingencies--The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have an adverse material effect on the Company's financial position or results of operations.

                              SHOE PAVILION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. INCOME TAXES

  The following table reflects the components of deferred tax assets at January 2, 1999:

                                                                             Net Deferred
                                                                              Income Tax
                                                                          Asset (Liability)
                                                                        ----------------------
Uniform capitalization of inventory costs.............................          $182,218
Inventory reserve.....................................................             7,703
Prepaid expenses......................................................            (7,986)
Difference in basis of fixed assets...................................           (44,575)
Other.................................................................             2,889
Deferred rent and tenant improvements.................................           345,198
                                                                                --------
Net Deferred Tax Asset................................................          $485,447
                                                                                ========

  The 1998 provision for income taxes consisted of the following:

Current:
   Federal............................................................        $1,419,981
   State..............................................................           212,450
                                                                              ----------
   Total current......................................................         1,632,431

Deferred..............................................................           485,477
                                                                              ----------
Total provision.......................................................        $1,146,954
                                                                              ==========

  A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate as of January 2, 1999 is as follows:

                                                                       Rate          Amount
                                                                     -------       -----------
Income before income taxes.....................................                     $4,540,406

Statutory federal rate.........................................        34.00%        1,543,738
State income taxes, net of federal income tax benefit..........         3.09           140,217
Other..........................................................        (1.14)          (51,554)
Change in tax status...........................................       (10.69)         (485,447)
                                                                     -------        ----------

Effective tax rate.............................................        25.26%       $1,146,954
                                                                     =======        ==========

7. STOCKHOLDERS' EQUITY

  Stock Options--In January 1998, the Company adopted the 1998 Equity Incentive Plan (the "1998 Plan") authorizing the issuance of 1,000,000 shares of Common Stock to key employees and consultants of the Company. The 1998 Plan provides for awards of nonqualified stock option grants to purchase Common Stock at prices equal to fair market value at the date of grant. During 1998, the Company granted options under this plan for the purchase of 319,000 shares of Common Stock at exercise prices ranging from $4.75 to $10.25 per share, the fair market value of the shares at the date of grant. Such options vest at 20% each year, beginning at the date of grant and expire ten years from that date. At January 2, 1999, 707,000 options were available for grants and no options were exercisable.

  Directors' Stock Options--In January 1998, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan") authorizing the issuance of 100,000 shares of Common Stock to non-employee directors of the Company. The Directors' Plan provides for awards of nonqualified stock options to purchase Common Stock at prices equal to fair market value at the date of grant. During 1998, the Company granted options under this plan for the purchase of 15,000 shares of Common Stock at an exercise price of $7.00 per share, the fair market value of the shares at the date of grant. Such options vest 100% at the expiration of one year from grant date and expire six years from that date. At January 2, 1999, 85,000 options were available for grant and no options were exercisable.

  The following tables summarize information about the stock options under both plans outstanding at January 2,1999:

                                               Weighted
                                  Number        Average
                                 of Shares   Exercise Price
                                 ---------   --------------
Balance at December 31, 1997            -             -
   Option granted                 334,000        $ 6.96
   Options canceled.....          (26,000)        (7.52)
                                  -------        ------
Balance at January 2, 1999.       308,000        $ 6.91
                                  =======        ======

Weighted average fair value of
 options granted during 1998.....                $ 5.06


                                          Weighted Average
                        Number of             Remaining                                    Number
    Range of         Outstanding at       Contractual Life      Weighted Average       Exercisable at     Weighted Average
 Exercise Prices     January 2, 1999         (in years)          Exercise Price       January 2, 1999     Exercise Price
----------------     ---------------      ----------------      ----------------    -------------------   ----------------
      $4.75              30,000                    9.82              $4.75                  0                   $0.00
      $7.00             264,000                    9.15              $7.00                  0                   $0.00
  $9.69-$10.25           14,000                    9.39              $9.85                  0                   $0.00
-----------------       -------                  ------              -----                  -                   -----
  $4.75-$10.25          308,000                    9.22              $6.91                  0                   $0.00
=================       =======                  ======              =====                  =                   =====

  The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for stock option arrangements.

                              SHOE PAVILION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. STOCKHOLDERS' EQUITY (CONTINUED)

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of
5.7 years following vesting; stock price volatility of 85.17%; risk free interest rate of 6.0%; and no dividends during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the 1998 awards had been amortized to expense over the vesting period of the awards, pro form net income would have been reduced to the pro form amounts indicated below.

                                                                              Year Ended
                                                                            January 2, 1999
                                                                           -----------------
Net income:
   As reported...........................................................         $3,393,452
   Pro forma for the effect of stock options.............................         $2,994,316

Net income per share:
  As reported:
   Basic.................................................................         $     0.53
   Diluted...............................................................         $     0.52
  Pro forma for the effect of stock options:
   Basic and diluted.....................................................         $     0.46

8. EMPLOYEE BENEFIT PLAN

  The Company established a 401(k) Savings Plan (the "Plan") effective January 1, 1998. An employee becomes eligible to participate in the Plan after completing one year of service and attainment of age 21; however, all employees hired prior to January 1, 1998, regardless of length of service, were permitted to enroll in the Plan. Generally, employees may contribute up to 15% of their compensation or a maximum of $10,000 in accordance with IRC Sections 402(g), 401(k) and 415. For every dollar contributed to the Plan, the Company will match 50 cents, up to a maximum of 3% of the employee's compensation. There were no Company contributions for the year ending January 2, 1999. The Company's contributions vest over a five year period.

  During 1998, the Plan was not implemented and was subsequently amended to permit enrollment in the Plan by employees, over the age of 21, hired prior to January 1, 1999, regardless of length of service. This amendment was a one time event as the service requirement was later reinstated by an additional amendment. The Plan was fully implemented and will begin in the year ending January 1, 2000.

                              SHOE PAVILION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands,                                            Historical                       Pro Forma (see Note 3)
 except per share data)                   -----------------------------------------  ----------------------------------
                                                                        Net Income                    Net Income
                                                                        Per Share                     Per Share
                                                     Gross     Net    ---------------        Net    ---------------
                                           Sales    Profit   Income   Basic   Diluted      Income   Basic   Diluted
                                          -------   ------   ------   -----   -------      ------   -----   -------
1998 Quarters
  4th Quarter ........................    $16,432   $6,145   $  885   $0.13   $  0.13           -       -         -
  3rd Quarter ........................     14,638    5,380      800    0.12      0.12           -       -         -
  2nd Quarter ........................     13,386    4,795      686    0.10      0.10           -       -         -
  1st Quarter (1) ....................     11,451    3,810    1,022    0.19      0.19      $  427   $0.07   $  0.07

1997 Quarters
  4th Quarter ........................    $12,889   $4,646   $1,234   $0.27   $  0.27      $  797       -         -
  3rd Quarter ........................     11,856    4,049      558    0.12      0.12         374       -         -
  2nd Quarter ........................     12,174    4,674    1,177    0.26      0.26         788       -         -
  1st Quarter ........................      8,155    2,785      496    0.11      0.11         332       -         -

(1) In connection with its public offering in February 1998, the Company terminated its status as an S corporation and recorded a deferred income tax benefit of $485,000.

Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10 -- Directors and Executive Officers of the Registrant

  The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." See also Item 1 above.

Item 11 -- Executive Compensation

  The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

Item 13 -- Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with the Company."

                                    PART IV

Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

     (1) Consolidated Financial Statements of the Company are included in Part II, Item 8:

          Independent Auditors' Report

          Consolidated Balance Sheets

          Consolidated Statements of Income

          Consolidated Statements of Cash Flows

          Consolidated Statements of Shareholders' Equity

          Notes to Consolidated Financial Statements

     (2) Consolidated Supplementary Financial Statement Schedule for the years ended January 2, 1999 and December 31, 1997:

          None.

     All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits:

          See attached Exhibit Index.

  (b) The Company filed the following reports on Form 8-K during the fourth quarter of 1998:

     (1) A report dated December 29, 1998 disclosing a fiscal year end change.

                                  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: March 19, 1999

                                SHOE PAVILION, INC.


                                By /s/ Dmitry Beinus
                                -------------------------------------------
                                       Dmitry Beinus
                                       Chairman of the Board, President
                                       and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

             Signature                               Capacity                                  Date
             ---------                               --------                                  ----
/s/   Dmitry Beinus                   Chairman, President and Chief                       March 19, 1999
------------------------------------  Executive Officer (Principal
Dmitry Beinus                         Executive Officer)

/s/   Gary A. Schwartz                Vice President, Chief Financial                     March 19, 1999
------------------------------------  Officer (Principal Financial Officer
Gary A. Schwartz                      and Principal Accounting Officer)

/s/   David H. Folkman                               Director                             March 19, 1999
------------------------------------
David H. Folkman

/s/   Peter G. Hanelt                                Director                             March 19, 1999
------------------------------------
Peter G. Hanelt

                                 EXHIBIT INDEX

  Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:


Exhibit
Number                                          Exhibit
--------                                        -------
       2.1  Exchange Agreement dated February 23, 1998 by and among Shoe
            Pavilion, Inc., Shoe Inn, Inc. and Dmitry Beinus (Incorporated by
            reference from Exhibit 2.1 to Registration Statement No. 333-41877).

       3.1 Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.1 to Registration Statement No. 333-41877).

       3.2 Bylaws of the Registrant (Incorporated by reference from Exhibit 3.2 to Registration Statement No. 333-41877).

       4.1  Specimen Common Stock Certificate (Incorporated by reference from
            Exhibit 4.1 to Registration Statement No. 33-41877).

      10.1  Lease Agreement between Lincoln-Whitehall Pacific, LLC and Shoe Inn,
            Inc. dated October 28, 1996 (Incorporated by reference from Exhibit
            10.1 to Registration Statement No. 333-41877).

      10.2  First Amendment to Lease Agreement between Lincoln-Whitehall
            Pacific, LLC and Shoe Pavilion Corporation dated September 17, 1998.

      10.3  Second Amendment to Lease Agreement between Lincoln-Whitehall
            Pacific, LLC and Shoe Pavilion Corporation dated January 11, 1999.

      10.4 1998 Equity Incentive Plan with forms of non-qualified and incentive stock option agreements (Incorporated by reference from Exhibit 10.2 to Registration Statement No. 333-41877).

      10.5  Directors' Stock Option Plan with form of stock option agreement
            (Incorporated by reference from Exhibit 10.3 to Registration
            Statement No. 333-41877).

      10.6  Credit Agreement dated December 1, 1998 between Shoe Pavilion
            Corporation and Wells Fargo Bank, National Association.

      10.7  Revolving Line of Credit Note dated December 1, 1998 between Shoe
            Pavilion Corporation and Wells Fargo Bank, National Association.

      10.8  Continuing Guaranty dated December 1, 1998 between Shoe Pavilion,
            Inc. and Wells Fargo Bank, National Association.

      10.9  Tax Allocation Agreement dated February 18, 1998 between Shoe Inn,
            Inc. and Dmitry Beinus (Incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-41877).

     10.10  Agreement of Purchase and Sale dated as of April 14, 1997 among
            Standard Shoe Company and Shoe Inn, Inc. (Incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-41877).

     10.11 Form of Indemnification Agreement between the Registrant and certain of its officers and directors (Incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-41877).

        21  List of Subsidiaries

        23  Independent Auditors' Consent

        27  Financial Data Schedule

                                       39