Form 10-Q
period 1999-04-03
SHOE PAVILION INC
filed 1999-05-14
CIK 1051009

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1999

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ].  No [   ].

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock outstanding as of May 14, 1999 was 6,800,000 shares

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


                              SHOE PAVILION, INC.
                              INDEX TO FORM 10-Q

                                    PART I
                             FINANCIAL INFORMATION

                                                                                  Page
Item 1  -  Condensed Consolidated Financial Statements                            ----
           Condensed Consolidated Balance Sheets..................................   3
           Condensed Consolidated Statements of Income............................   4
           Condensed Consolidated Statements of Cash Flows........................   5
           Notes to Condensed Consolidated Financial Statements...................   6
Item 2  -  Management's Discussion And Analysis Of Financial Condition And
           Results Of Operations.................................................. 7-9
Item 3  -  Quantitative And Qualitative Disclosures About Market Risk.............   9

                                    PART II
                               OTHER INFORMATION

Item 6  -  Exhibits And Reports On Form 8-K.......................................  10

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

  The following financial statements and related financial information are filed as part of this report:


                             Shoe Pavilion, Inc.
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)

(In thousands, except share data)                                          April 3      January 2      March 31
                                                                            1999          1999          1998
                                                                           -------       -------       -------
                ASSETS
Current assets
    Cash ...........................................................       $   918       $ 1,922       $   218
     Inventories ...................................................        29,587        26,892        22,208
     Prepaid expenses and other ....................................           842           257           414
                                                                           -------       -------       -------
            Total current assets ...................................        31,347        29,071        22,840

Property and equipment, net ........................................         4,204         3,835         2,016
Other assets .......................................................           630           628           639
                                                                           -------       -------       -------
            Total assets ...........................................       $36,181       $33,534       $25,495
                                                                           =======       =======       =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable ..............................................       $ 8,397       $ 5,967       $ 6,755
     Accrued expenses ..............................................           956           946           936
     Line of credit ................................................         8,000         8,407         1,987
     Current portion of long-term obligations ......................            12            12            16
                                                                           -------       -------       -------
            Total current liabilities ..............................        17,365        15,332         9,694

Deferred rent ......................................................         1,172         1,098           913
Long-term obligations, less current portion ........................            72            75           230

Stockholders' equity
      Common stock- $.001 par value: 15,000,000 shares authorized;
      issued; 6,800,000 ............................................             7             7             7
      Preferred stock- $.001 par value; 1,000,000 shares authorized;
      no shares issued or outstanding ..............................          --            --            --
      Additional paid-in capital ...................................        13,968        13,968        13,968
      Retained earnings ............................................         3,597         3,054           683
                                                                           -------       -------       -------
            Total stockholders' equity .............................        17,572        17,029        14,658
                                                                           -------       -------       -------
            Total liabilities and stockholders' equity .............       $36,181       $33,534       $25,495
                                                                           =======       =======       =======

See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

(In thousands, except per share and store data)
                                                      Three Months Ended
                                                    -----------------------
                                                     April 3       March 31
                                                      1999           1998
                                                    --------       --------
Net sales ...................................       $ 14,253       $ 11,451
Cost of sales and related occupancy expenses           9,596          7,641
                                                    --------       --------
   Gross profit ................................       4,657          3,810
Selling, general and administrative expenses           3,618          3,008
                                                    --------       --------
   Income from operations ......................       1,039            802
Interest and other, net .....................            134            117
                                                    --------       --------
Income before taxes .........................            905            685
Income tax provision (benefit) ..............            362           (337)
                                                    --------       --------
NET INCOME ..................................       $    543       $  1,022
                                                    ========       ========
Earnings per share
Basic .......................................       $   0.08       $   0.19
Diluted .....................................       $   0.08       $   0.19

Weighted average shares outstanding
Basic .......................................          6,800          5,420
Diluted .....................................          6,805          5,433

Stores open at end of period ................             69             56

PRO FORMA 1998 AMOUNTS
  Historical income before taxes on income ....                    $    685
  Pro forma provision for income taxes ........                         258
                                                                   --------
  Pro forma net income ........................                    $    427
                                                                   ========
  Pro forma earnings per share
  Basic .......................................                    $   0.07
  Diluted .....................................                    $   0.07

  Pro forma weighted average shares outstanding
  Basic .......................................                       6,183
  Diluted .....................................                       6,196

See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

(In thousands)
                                                          Three Months Ended
                                                       ------------------------
                                                        April 3        March 31
                                                         1999            1998
                                                       --------        --------
Operating activities
Net income .....................................       $    543        $  1,022
Adjustments to reconcile net income to net cash
  used by operating activities
  Depreciation .................................            237             175
  Deferred taxes ...............................             --            (485)
  Cash provided (used) by changes in:
   Inventories .................................         (2,695)         (2,413)
   Prepaid expenses and other current assets ...           (585)           (341)
   Accounts payable ............................          2,430             834
   Accrued expenses ............................             10              93
   Other assets ................................             (2)            154
   Deferred rent ...............................             74              17
                                                       --------        --------
    Net cash provided (used) by operating
     activities ................................             12            (944)

Investing activities
  Purchase of property and equipment, net ......           (606)           (116)

Financing activities
  Net proceeds from initial public offering ....             --          14,108
  Payments on line of credit ...................           (407)         (5,400)
  Principal payments on longterm obligations ...             --             (25)
  Principal payments on capital leases .........             (3)             --
  Distributions paid to stockholder ............             --          (7,800)
                                                       --------        --------
    Net cash provided (used) by financing
     activities ................................           (410)            883
                                                       --------        --------
NET DECREASE IN CASH ...........................         (1,004)           (177)
CASH, BEGINNING OF PERIOD ......................          1,922             395
                                                       --------        --------
CASH, END OF PERIOD ............................       $    918        $    218
                                                       ========        ========
Interest paid ..................................       $     98        $    118
Income taxes paid ..............................             --              33

See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements


1.  Basis of Presentation

General - The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments necessary to present fairly the financial position at April 3, 1999 and March 31, 1998 and the interim results
of operations and cash flows for the three months then ended.   The balance
sheet as of January 2, 1999 presented herein, has been derived from the audited financial statements of the Company as of January 2, 1999.

Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended January 2, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended January 2, 1999 on Form 10-K.

The results of operations for the three-month periods presented herein are not necessarily indicative of the results to be expected for the full year.

Public Offering - On February 27, 1998 the Company sold 2,300,000 shares of its common stock for net proceeds of $14,107,651. In connection with the offering, the Company terminated its status as an S corporation and recorded a deferred tax benefit of $485,000.

Comprehensive Income and net income are the same.

2.  Pro Forma Information

The objective of the pro forma information is to show what the significant effects on the historical information might have been had the Company not been treated as an S Corporation for tax purposes prior to the February 23, 1998, the effective date of the Company's initial public offering.

Income Taxes - The pro forma information presented on the condensed consolidated statements of income reflects a provision for income taxes at an effective rate of 38.0% for the quarter ended March 31, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company operated 69 retail stores in California, Washington, Oregon and Nevada as of April 3, 1999 compared to 56 stores as of March 31, 1998.


Results of Operations

Net sales increased 24.5% to $14.3 million for the first quarter ended April 3, 1999 from $11.5 million for the first quarter of 1998. This increase in net sales was attributable to new stores sales of $3.1 million, including two stores opened during the period, stores closed during the period of $100,000, offset by a 1.5% decrease in comparable store sales of $11.1 million. The decrease in comparable store sales was primarily due to weather- related sales decreases, specifically in stores located in the Northwestern United States.

Gross profit increased 22.2% to $4.7 million for the first quarter ended April 3, 1999 from $3.8 million for the first quarter of 1998, but decreased as a percentage of net sales to 32.7% from 33.3%. The decrease in gross profit as a percentage of net sales was primarily attributable to higher fixed occupancy costs as a percentage of net sales due to a lower sales base.

Selling, general and administrative expenses increased 20.3% to $3.6 million for the first quarter ended April 3, 1999 from $3.0 million for the first quarter of 1998, but decreased as a percentage of net sales to 25.4% from 26.3%. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the leveraging of advertising and promotional expenses.

Interest expense and other, net increased 14.5% to $134,000 for the first quarter ended April 3, 1999 from $117,000 for the first quarter of 1998. The increase was attributable to higher average borrowings on the Company's revolving line to support increased inventory levels for new stores. During the quarter ended March 31, 1998, $6.0 million of the Company's line of credit was repaid with the proceeds from the initial public offering.


Liquidity and Capital Resources

Historically, the Company has funded its cash requirements primarily through cash flow from operations and borrowings under its credit facility. Net cash provided by operating activities for the quarter ended April 3, 1999 was $12,000. Net cash used in investing activities for the quarter ended April 3, 1999 was $606,000 primarily for the purchase of property and equipment. Net cash used by financing activities was $410,000 for the quarter ended April 3,1999, primarily from $407,000 in repayments on the Company's line of credit.

Capital expenditures for the quarter ended April 3, 1999 was primarily for the build-out of two new stores plus construction-in-progress of three additional stores and the Company's new management information systems. The Company's primary cash requirements have been related to capital expenditures for new stores including merchandise inventory for such stores and leasehold improvements. During 1999, the Company anticipates that cash will be used primarily for merchandise inventory and capital expenditures. The Company estimates that the cost of capital expenditures for fiscal 1999, excluding the cost of any possible acquisitions, will total approximately $2.5 million, primarily for the build-out of approximately 15 to 20 new stores and costs associated with the Company's management information systems.

The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $15.0 million expiring on December 31, 2000. As of April 3, 1999, the unused and available portion of the credit facility was approximately $7.0 million. The Company believes that operating cash flow and borrowings under its credit facility will be sufficient to complete the Company's 1999-store expansion program and to satisfy the Company's other capital requirements through fiscal 1999.

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

  The Company will utilize both internal and external resources to replace and test its information systems software for Year 2000 compliance. An Executive Oversight Steering Committee, consisting of internal executive management, the Company's information systems officer and various outside third parties, has been formed to supervise the replacement, implementation and testing process. Installation of the new systems began in June 1998, and Company personnel have been trained on the new systems. The Company estimates that the installation of the new systems will be completed by the end of the third quarter of 1999.

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

  Costs to Address the Year 2000 Issue. The Company has incurred, through April 3, 1999, approximately $1.5 million relating to the implementation of the new systems and addressing Year 2000 issues. The Company currently estimates that the total costs for implementing the new systems will approximate $2 million. Included in the costs of implementing the new systems is the cost of equipment which the Company presently leases over 36 to 60 months. The Company will capitalize and depreciate the new systems technology over its estimated useful life and to the extent that Year 2000 costs do not qualify as capital investments, the Company will expense such costs as incurred.

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

  Contingency Plans. The Company's Executive Oversight Steering Committee is developing contingency plans in the event that the Company has not completed all of its remediation plans in a timely manner or any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The committee expects to conclude the development of these contingency plans by the end of the third quarter of 1999.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  There have been no material changes from the information reported in the Company's Form 10-K for the fiscal year ended January 2, 1999.

                                    PART II

                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended April 3, 1999:

          None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 1999.

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