Form 10-Q
period 1999-07-03
SHOE PAVILION INC
filed 1999-08-05
CIK 1051009

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999

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

      Common Stock outstanding as of August 5, 1999 was 6,800,000 shares

                          FORWARD-LOOKING STATEMENTS


       This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from management's current expectations. These factors include, without limitation, expansion into a new geographic region, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, the Company's ability to purchase attractive name brand merchandise at financially reasonable discounts and the availability of desirable store locations as well as management's ability to negotiate acceptable lease terms and open new stores in a timely manner. Other risk factors are detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update forward-looking statements.


                              SHOE PAVILION, INC.
                              INDEX TO FORM 10-Q

                                    PART I
                             FINANCIAL INFORMATION


Item 1 - Condensed Consolidated Financial Statements (Unaudited)         Page
                                                                         ----
         Condensed Consolidated Balance Sheets...........................   3
         Condensed Consolidated Statements of Income.....................   4
         Condensed Consolidated Statements of Cash Flows.................   5
         Notes to Condensed Consolidated Financial Statements............   6
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 7-9
Item 3 - Quantitative and Qualitative Disclosures About Market Risk......   9

                                    PART II
                               OTHER INFORMATION

Item 6 - Exhibits And Reports on Form 8-K................................  10

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

    The following financial statements and related financial information are filed as part of this report:

                              Shoe Pavilion, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

(In thousands, except share data)                                           July 3     January 2      June 30
                                                                             1999        1999           1998
                     ASSETS
Current assets
    Cash                                                                   $   902       $ 1,922      $   323
    Inventories                                                             30,501        26,892       24,888
    Prepaid expenses and other                                                 650           257          298
                                                                           -------       -------      -------
            Total current assets                                            32,053        29,071       25,509

Property and equipment, net                                                  4,631         3,835        2,382
Other assets                                                                   646           628          573
                                                                           -------       -------      -------
            Total assets                                                   $37,330       $33,534      $28,464
                                                                           =======       =======      =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                      $ 8,927       $ 5,967      $ 8,284
     Accrued expenses                                                          514           946          602
     Line of credit                                                          8,000         8,407        3,200
     Current portion of long-term obligations                                   13            12           21
                                                                           -------       -------      -------
            Total current liabilities                                       17,454        15,332       12,107

Deferred rent                                                                1,394         1,098          942
Long-term obligations, less current portion                                     68            75           71

Stockholders' equity
      Common stock- $.001 par value: 15,000,000 shares authorized;
      issued; 6,800,000                                                          7             7            7
      Preferred stock- $.001 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                            -             -            -
      Additional paid-in capital                                            13,968        13,968       13,968
      Retained earnings                                                      4,439         3,054        1,369
                                                                           -------       -------      -------
            Total stockholders' equity                                      18,414        17,029       15,344
                                                                           -------       -------      -------
            Total liabilities and stockholders' equity                     $37,330       $33,534      $28,464
                                                                           =======       =======      =======

See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

(In thousands, except per share and operating data)

                                                               Three Months Ended         Six Months Ended

                                                              July 3       June 30       July 3     June 30
                                                                1999          1998         1999        1998
Net sales                                                     $17,190     $13,386       $31,443      $24,837
Cost of sales and related occupancy expenses                   11,167       8,591        20,763       16,232
                                                              -------     -------       -------      -------
         Gross profit                                           6,023       4,795        10,680        8,605
Selling, general and administrative expenses                    4,520       3,628         8,138        6,636
                                                              -------     -------       -------      -------
         Income from operations                                 1,503       1,167         2,542        1,969

Interest and other, net                                           137          52           271          169
                                                              -------     -------       -------      -------
Income before taxes                                             1,366       1,115         2,271        1,800
Income tax provision                                              524         429           886           92
                                                              -------     -------       -------      -------
Net Income                                                    $   842     $   686       $ 1,385      $ 1,708
                                                              =======     =======       =======      =======
Earnings per share:
Basic                                                         $  0.12     $  0.10       $  0.20      $  0.28
Diluted                                                       $  0.12     $  0.10       $  0.20      $  0.28

Weighted average shares outstanding:
Basic                                                           6,800       6,800         6,800        6,114
Diluted                                                         6,800       6,845         6,802        6,142

PRO FORMA
  Historical income before taxes on income                                                            $1,800
  Pro forma provision for income taxes                                                                   687
                                                                                                      ------
  Pro forma net income                                                                                $1,113
                                                                                                      ======
Pro forma earnings per share:
Basic                                                                                                 $ 0.17
Diluted                                                                                               $ 0.17

Pro forma weighted average shares outstanding:
Basic                                                                                                  6,493
Diluted                                                                                                6,521

Stores Open at end of period                                                                 76           58


See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

(In thousands)
                                                                         Six Months Ended
                                                                       July 3      June 30
                                                                        1999         1998
Operating Activities:
Net income                                                             $1,385       $1,708
Adjustments to reconcile net income to net cash
  used by operating activities
  Depreciation and amortization                                           549          362
  Deferred taxes                                                          (23)        (485)
  Cash provided (used) by changes in:
     Inventories                                                       (3,609)      (5,093)
     Prepaid expenses and other current assets                           (393)        (225)
     Accounts payable                                                   2,960        2,363
     Accrued expenses                                                    (432)        (241)
     Other assets                                                           5          220
     Deferred rent                                                        296           46
                                                                       ------       ------
        Net cash provided (used) by operating activities                  738       (1,345)
                                                                       ------       ------
Investing Activity-
   Purchase of property and equipment, net                             (1,345)        (669)
                                                                       ------       ------
Financing Activities:
   Net proceeds from initial public offering                                -       14,108
   Payments on line of credit                                            (407)      (4,187)
   Principal payments on capital leases                                    (6)        (179)
   Distributions paid to stockholder                                        -       (7,800)
                                                                       ------       ------
        Net cash provided (used) by financing activities                 (413)       1,942
                                                                       ------       ------
NET DECREASE IN CASH                                                   (1,020)         (72)
CASH, BEGINNING OF PERIOD                                               1,922          395
                                                                       ------       ------
CASH, END OF PERIOD                                                    $  902       $  323
                                                                       ======       ======

See notes to condensed consolidated financial statements.

             Notes to Condensed Consolidated Financial Statements


1.  Basis of Presentation

General - The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments necessary to present fairly the Company's financial position at July 3, 1999 and June 30, 1998 and the interim results of operations and cash flows for the three and six months then ended. The balance sheet as of January 2, 1999 presented herein, has been derived from the audited financial statements of the Company as of January 2, 1999.

Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended January 2, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company's annual report on Form 10-K for the year ended January 2, 1999.

The results of operations for the three and six-month periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

Income Taxes - The pro forma information presented on the condensed consolidated statements of income reflects a provision for income taxes at an effective rate of 38.5% for the six months ended June 30, 1998.

Pro Forma Earnings Per Share - Pro forma basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period plus the estimated number of shares offered by the Company (1,271,650 shares) which were necessary to fund the $7,800,000 distribution paid to the Company's stockholder upon termination of the Company's status as an S Corporation. Pro forma diluted earnings per share is calculated using the number of shares used in the basic calculation plus the dilutive effect of stock options outstanding during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

  Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company operated 76 retail stores in California, Washington and Oregon as of July 3, 1999 compared to 58 stores as of June 30, 1998.


Results of Operations

  Net sales increased 28.4% to $17.2 million for the second quarter ended July 3, 1999 from $13.4 million for the second quarter of 1998. Net sales for the six months ended July 3, 1999 were $31.4 million, a 26.6% increase from sales of $24.8 million for the six months ended June 30, 1998. This increase in net sales was attributable to a 1.1% increase in comparable store sales for the three-month period ended July 3, 1999 and relatively flat comparable store sales for the six month period ended July 3, 1999. New stores sales contributed $4.7 and $7.8 million for the three and six-month periods ended July 3, 1999, respectively.

  Gross profit increased 25.6% to $6.0 million for the second quarter ended July 3, 1999 from $4.8 million for the second quarter of 1998, but decreased as a percentage of net sales to 35.0% from 35.8% for the comparable period in 1998. Gross profit for the six months ended July 3, 1999 increased 24.1% to $10.7 million from $8.6 million for the six months ended June 30, 1998, but decreased as a percentage of net sales to 34.0% from 34.6% for the comparable period in 1998. The decrease in gross profit as a percentage of net sales for the three and six month periods ended July 3, 1999 was primarily attributable to higher fixed occupancy costs as a percentage of net sales.

  Selling, general and administrative expenses increased 24.6% to $4.5 million for the second quarter ended July 3, 1999 from $3.6 million for the second quarter of 1998, but decreased as a percentage of net sales to 26.3% from 27.1% for the comparable period in 1998. Selling, general and administrative expenses increased 22.6% to $8.1 million for the six months ended July 3, 1999 from $6.6 million for the six months ended June 30, 1998, but decreased as a percentage of net sales to 25.9% from 26.7% for the comparable period in 1998. The decrease in selling, general and administrative expenses as a percentage of net sales for the three and six month periods ended July 3, 1999 was primarily attributable to the leveraging of advertising and promotional expenses.

  Interest expense and other, net increased 163.5% to $137,000 for the second quarter ended July 3, 1999 from $52,000 for the second quarter of 1998. Interest expense and other, net increased 60.4% to $271,000 for the six months ended July 3, 1999 from $169,000 for the six months ended June 30, 1998. The increase for the three and six month periods ended July 3, 1999 was attributable to higher average borrowings on the Company's revolving line to support increased inventory levels for new stores.


Liquidity and Capital Resources


  Historically, the Company has funded its cash requirements primarily through cash flow from operations, borrowings under its credit facility and in 1998 with proceeds from its initial public offering. Net cash provided by operating activities for the six months ended July 3, 1999 was $738,000. Net cash used in investing activities for the six months ended July 3, 1999 totaled $1.3 million and was used primarily for the purchase of property and equipment. Net cash used in connection with financing activities totaled $413,000 for the six months ended July 3, 1999, of which $407,000 was used for repayments on the Company's line of credit.

  Capital expenditures for the six months ended July 3, 1999 were primarily for the build-out of ten new stores plus construction-in-progress of one additional store and the Company's new management information systems. The Company's primary cash requirements have been related to capital expenditures for new stores including merchandise inventory for such stores and leasehold improvements. During the remainder of 1999, the Company anticipates that cash will be used primarily for merchandise inventory and capital expenditures. The Company estimates that the cost of capital expenditures for fiscal 1999, excluding the cost of any possible acquisitions, will total approximately $2.5 million, primarily for the build-out of approximately 15 to 20 new stores and costs associated with the Company's management information systems.

  The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $15.0 million expiring on December 31, 2000. As of July 3, 1999, the unused and available portion of the credit facility was approximately $7.0 million. The Company believes that operating cash flow and borrowings under its credit facility will be sufficient to complete the Company's 1999 store expansion program and to satisfy the Company's other capital requirements through the end of fiscal 1999.

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

  The Company has used both internal and external resources to replace and test its information systems software for Year 2000 compliance. An Executive Oversight Steering Committee, consisting of internal executive management, the Company's information systems officer and various outside third parties, was formed to supervise the replacement, implementation and testing process. Installation of the new systems began in June 1998, and Company personnel have been trained on the new systems. The Company estimates that the installation of the new systems will be completed by the end of the third quarter of 1999.

  The Company has begun communicating with significant suppliers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 issues. The Company's exposure to supplier-related Year 2000 business disruptions is reduced because it does not currently communicate electronically with its suppliers. In addition to suppliers, the Company also relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There can be no assurance that the Company's suppliers, governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on the Company's business, financial condition and operating results. The Company has not been informed by any supplier of inability to comply with year 2000 issues.

  Costs to Address the Year 2000 Issue. The Company has incurred, through July 3, 1999, approximately $1.8 million relating to the implementation of the new systems and addressing Year 2000 issues. The Company currently estimates that the total costs for implementing the new systems will be approximately $2 million. Included in the costs of implementing the new systems is the cost of equipment which the Company presently leases over 36 to 60 months. The Company will capitalize and depreciate the new systems technology over its estimated useful life and to the extent that Year 2000 costs do not qualify as capital investments, the Company will expense such costs as incurred.

  The costs of Year 2000 compliance and the date on which the Company believes it will complete the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain third party resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, supplier compliance and contingency actions, and similar uncertainties. Based on presently available information, the Company's total Year 2000 project costs do not include any estimated costs and time associated with anticipated third party Year 2000 issues.

  Risks Presented by the Year 2000 Issue. The Company presently believes that with the implementation of new systems and conversion to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. It should be noted, however, that in the event any third parties which provide goods or services essential to the Company's business activities fail to address appropriately their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and operating results. For example, a Year 2000 related disruption on the part of the financial institutions which process the Company's credit card sales would have a material adverse effect on the Company's business, financial condition and operating results.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  There have been no material changes from the information reported in the Company's annual report on Form 10-K for the fiscal year ended January 2, 1999.

                                    PART II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          10.1 License Agreement dated July 7, 1999 between Richman Gordman 1/2 Price Stores, Inc. and Shoe Pavilion, Inc.

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended July 3, 1999:

          None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 1999.

                              SHOE PAVILION, INC., as Registrant

                              By /s/ Dmitry Beinus
                              ---------------------------------------
                              Dmitry Beinus
                              Chairman and Chief Executive Officer

                              By  /s/ Gary A. Schwartz
                              ---------------------------------------
                              Gary A. Schwartz
                              Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit Number      Description
--------------      -----------

10.1 License Agreement dated July 7, 1999 between Richman Gordman 1/2 Price Stores, Inc. and Shoe Pavilion, Inc.

27.1                Financial Data Schedule