Form 10-Q
period 1999-10-02
SHOE PAVILION INC
filed 1999-11-10
CIK 1051009

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1999

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

      Common Stock outstanding as of November 9, 1999 was 6,800,000 shares

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


                             SHOE PAVILION, INC.
                             INDEX TO FORM 10-Q

                                   PART I
                            FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1 - Condensed Consolidated Financial Statements (Unaudited)
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

                                     PART I
                             FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements.

  The following financial statements and related financial information are filed as part of this report:

                              Shoe Pavilion, Inc.

                     Condensed Consolidated Balance Sheets

                                  (Unaudited)

(In thousands, except share data)                                                    October 2         January 2       September 30
                                                                                          1999              1999               1998
                ASSETS
Current assets
     Cash                                                                              $   574           $ 1,922            $   676
     Inventories                                                                        33,828            26,892             27,223
     Prepaid expenses and other                                                            922               257                371
                                                                                       -------           -------            -------
            Total current assets                                                        35,324            29,071             28,270

Property and equipment, net                                                              5,151             3,835              3,116
Other assets                                                                               643               628                627
                                                                                       -------           -------            -------
            Total assets                                                               $41,118           $33,534            $32,013
                                                                                       =======           =======            =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                  $10,794           $ 5,967            $ 6,982
     Accrued expenses                                                                      100               946                995
     Line of credit                                                                     10,025             8,407              6,800
     Current portion of long-term obligations                                               12                12                 21
                                                                                       -------           -------            -------
            Total current liabilities                                                   20,931            15,332             14,798

Deferred rent                                                                            1,462             1,098              1,002
Long-term obligations, less current portion                                                 66                75                 69
                                                                                       -------           -------            -------
            Total liabilities                                                           22,459            16,505             15,869
                                                                                       -------           -------            -------
Stockholders' equity
      Preferred stock - $.001 par value; 1,000,000 shares authorized;
        no shares issued or outstanding                                                      -                 -                  -
      Common stock - $.001 par value: 15,000,000 shares authorized;
        issued and outstanding, 6,800,000                                                    7                 7                  7
      Additional paid-in capital                                                        13,968            13,968             13,968
      Retained earnings                                                                  4,684             3,054              2,169
                                                                                       -------           -------            -------
            Total stockholders' equity                                                  18,659            17,029             16,144
                                                                                       -------           -------            -------
            Total liabilities and stockholders' equity                                 $41,118           $33,534            $32,013
                                                                                       =======           =======            =======

See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

(In thousands, except per share and number of stores)

                                                                   Three Months Ended                  Nine Months Ended

                                                              October 2       September 30        October 2       September 30
                                                                   1999               1998             1999               1998
Net sales                                                       $18,469            $14,638          $49,912            $39,476
Cost of sales and related occupancy expenses                     12,292              9,258           33,055             25,491
                                                                -------            -------          -------            -------
         Gross profit                                             6,177              5,380           16,857             13,985
Selling, general and administrative expenses                      5,634              3,980           13,772             10,617
                                                                -------            -------          -------            -------
         Income from operations                                     543              1,400            3,085              3,368
Interest and other, net                                             168                100              439                268
                                                                -------            -------          -------            -------
Income before taxes                                                 375              1,300            2,646              3,100
Income taxes                                                        130                500            1,016                592
                                                                -------            -------          -------            -------
Net Income                                                      $   245            $   800          $ 1,630            $ 2,508
                                                                =======            =======          =======            =======
Earnings per share:
Basic                                                             $0.04              $0.12            $0.24            $  0.40
Diluted                                                           $0.04              $0.12            $0.24            $  0.39

Weighted average shares outstanding:
Basic                                                             6,800              6,800            6,800              6,345
Diluted                                                           6,800              6,803            6,801              6,365

PRO FORMA
  Historical income before taxes on income                                                                             $ 3,100
  Pro forma provision for income taxes                                                                                   1,194
                                                                                                                       -------
  Pro forma net income                                                                                                 $ 1,906
                                                                                                                       =======
Pro forma earnings per share
Basic                                                                                                                  $  0.29
Diluted                                                                                                                $  0.29

Pro forma weighted average shares outstanding
Basic                                                                                                                    6,597
Diluted                                                                                                                  6,617

Stores operated at end of period                                                                        111                 62


See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

(In thousands)

                                                                           Nine Months Ended

                                                                      October 2        September 30
                                                                           1999                1998
Operating activities:
Net income                                                              $ 1,630             $ 2,508
Adjustments to reconcile net income to net cash
  used by operating activities:
  Depreciation and Amortization                                             877                 566
  Deferred taxes                                                            (46)               (485)
  Cash provided (used) by changes in:
     Inventories                                                         (6,936)             (7,428)
     Prepaid expenses and other current assets                             (665)               (298)
     Accounts payable                                                     4,827               1,061
     Accrued expenses                                                      (846)                152
     Other assets                                                            31                 166
     Deferred rent                                                          364                 106
                                                                        -------             -------
        Net cash used by operating activities                              (764)             (3,652)

Investing activity -
   Purchase of property and equipment, net                               (2,193)             (1,607)

Financing activities:
   Net proceeds from initial public offering                                  -              14,107
   (Payment) Proceeds (to) from line of credit                            1,618                (587)
   Principal payments on capital leases                                      (9)               (180)
   Distributions paid to stockholder                                          -              (7,800)
                                                                        -------             -------
        Net cash provided by financing activities                         1,609               5,540
                                                                        -------             -------
NET DECREASE IN CASH                                                     (1,348)                281
CASH, BEGINNING OF PERIOD                                                 1,922                 395
                                                                        -------             -------
CASH, END OF PERIOD                                                     $   574             $   676
                                                                        =======             =======

See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements


1.  Basis of Presentation

General - The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments necessary to present fairly the Company's financial position at October 2, 1999 and September 30, 1998 and the interim results of operations and cash flows for the three and nine months then
ended.   The balance sheet as of January 2, 1999 presented herein, has been derived from the audited financial statements of the Company as of January 2, 1999.

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

The results of operations for the three and nine-month periods presented herein are not necessarily indicative of the results to be expected for the full year.

In July 1999, the Company entered into an agreement with Richman Gordman 1/2 Price Stores, Inc. to operate the licensed shoe departments in 33 stores located in the eight Midwestern states of Colorado, Iowa, Illinois, Kansas, Missouri, Nebraska, Oklahoma and South Dakota.

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

Income Taxes - The pro forma information presented on the condensed consolidated statements of income reflects a provision for income taxes at an effective rate of 38.5% for the nine months ended September 30, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

  Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company operated 78 retail stores in California, Washington and Oregon and 33 licensed shoe departments in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma and South Dakota as of October 2, 1999 compared to 62 stores as of September 30, 1998.


Results of Operations

  Net sales increased 26.1% to $18.5 million for the third quarter ended October 2, 1999 from $14.6 million for the third quarter of 1998. Net sales for the nine months ended October 2, 1999 were $49.9 million, a 26.4% increase from sales of $39.5 million for the nine months ended September 30, 1998. This increase in net sales was primarily attributable to new store sales, including licensed shoe departments, of $7.4 and $15.2 million for the three and nine-month periods ended October 2, 1999, respectively, offset by a decrease in comparable store sales of 8.0% and 2.8% for the three and nine-month periods ended October 2, 1999, respectively.

  Gross profit increased 14.8% to $6.2 million for the third quarter ended October 2, 1999 from $5.4 million for the third quarter of 1998, but decreased as a percentage of net sales to 33.4% from 36.8% for the comparable period in 1998. Gross profit for the nine months ended October 2, 1999 increased 20.5% to $16.9 million from $14.0 million for the nine months ended September 30, 1998, but decreased as a percentage of net sales to 33.8% from 35.4% for the comparable period in 1998. The decrease in gross profit as a percentage of net sales for the three and nine month periods ended October 2, 1999 was primarily attributable to higher fixed occupancy costs as a percentage of net sales.

  Selling, general and administrative expenses increased 41.6% to $5.6 million for the third quarter ended October 2, 1999 from $4.0 million for the third quarter of 1998, and increased as a percentage of net sales to 30.5% from 27.2% for the comparable period in 1998. Selling, general and administrative expenses increased 29.7% to $13.8 million for the nine months ended October 2, 1999 from $10.6 million for the nine months ended September 30, 1998, and increased as a percentage of net sales to 27.6% from 26.9% for the comparable period in 1998. The increase in selling, general and administrative expenses as a percentage of net sales for the three and nine-month periods ended October 2, 1999 was primarily attributable to increases in payroll costs as a result of new store openings and fees associated with the licensed shoe departments offset by the leveraging of advertising and promotional expenses.

  Interest expense and other, net increased 68% to $168,000 for the third quarter ended October 2, 1999 from $100,000 for the third quarter of 1998. Interest expense and other, net increased 63.8% to $439,000 for the nine months ended October 2, 1999 from $268,000 for the nine months ended September 30, 1998. The increase for the three and nine month periods ended October 2, 1999 was attributable to higher average borrowings on the Company's revolving line to support increased inventory levels for new stores.

Liquidity and Capital Resources

  Historically, the Company has funded its cash requirements primarily through cash flow from operations, borrowings under its credit facility and in 1998 with proceeds from its initial public offering. Net cash used by operating activities for the nine months ended October 2, 1999 was $764,000. Net cash used in investing activities for the nine months ended October 2, 1999 totaled $2.2 million and was used for the purchase of property and equipment. Net cash provided by financing activities totaled $1.6 million for the nine months ended October 2, 1999 and was primarily funded from the Company's line of credit.

  Capital expenditures for the nine months ended October 2, 1999 were primarily for the build-out of 15 new stores plus fixtures for 33 licensed shoe departments and the Company's new management information systems. The Company's primary cash requirements have been related to capital expenditures for new stores including merchandise inventory for such stores and leasehold improvements. During the remainder of 1999, the Company anticipates that cash will be used primarily for merchandise inventory and capital expenditures. The Company estimates that the cost of capital expenditures for fiscal 1999, excluding the cost of any possible acquisitions, will total approximately $3.4 million, primarily for the build-out of approximately 17 new stores, fixtures for licensed shoe departments and costs associated with the Company's management information systems.

  The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $15.0 million expiring on December 31, 2000. As of October 2, 1999, the unused and available portion of the credit facility, less outstanding letters of credit, was approximately $4.4 million. The Company believes that operating cash flow and borrowings under its credit facility will be sufficient to complete the Company's 1999 store expansion program and to satisfy the Company's other capital requirements through the end of fiscal 1999. This credit facility was amended on October 30, 1999, increasing the limit to $20 million and extending the maturity date to May 30, 2001, under substantially the same terms and conditions.


Impact of Year 2000

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

  State of Readiness. Beginning in early 1998, the Company began an overall assessment of its computer systems, including Year 2000 readiness. The Company determined that certain of its software was not Year 2000 compliant. In mid-1998, the Company, with the guidance of outside consultants, implemented a plan to replace its existing information systems primarily in response to business demand and growth. The new systems were designed to replace the Company's information systems which were not Year 2000 compliant in the areas of order processing, warehousing, finance and point-of-sale on a fully integrated enterprise-wide basis.

  The Company has used both internal and external sources to replace and test its information systems software for Year 2000 compliance. An Executive Oversight Steering Committee, consisting of members from senior management, the Company's information systems officer and outside vendors and consultants, was formed to supervise the replacement, implementation and testing process. Installation of these new systems, which began in June 1998, is substantially complete as of October 2, 1999.

  The Company instituted communications with significant suppliers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 issues. The Company's exposure to supplier-related Year 2000 business disruptions is reduced because it does not currently communicate electronically with its suppliers. In addition to suppliers, the Company also relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There can be no assurance that the Company's suppliers, governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on the Company's business, financial condition and operating results. The Company has not been informed by any supplier of their inability to comply with Year 2000 issues.

  Costs to Address the Year 2000 Issue. The Company has incurred, through October 2, 1999, approximately $2.0 million in costs relating to the implementation of the new systems and addressing Year 2000 issues. The Company currently estimates that the total costs for implementing the new systems will be approximately $2.3 million. Included in the costs of implementing the new systems is the cost of equipment which the Company presently leases over 36 to 60 months. The Company will capitalize and depreciate the new systems technology over its estimated useful life and to the extent that Year 2000 costs do not qualify as capital investments, the Company will expense such costs as incurred.

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

                                    PART II
                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

              27.1 Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended October 2, 1999:

              None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 1999.

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