Form 10-K405
period 2000-01-01
SHOE PAVILION INC
filed 2000-03-27
CIK 1051009

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               _________________

                                   FORM 10-K

             [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended                  Commission File Number
           January 1, 2000                                0-23669

                              SHOE PAVILION, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                        94-3289691
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                       Identification Number)

                          ___________________________

             3200-F Regatta Boulevard, Richmond, California 94804
             (Address of principal executive offices) (Zip Code)
                       Telephone Number: (510) 970-9775

Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
               Title of each class                       on which registered
               -------------------                       -------------------
                       None                                     None

Securities Registered Pursuant to Section 12(g) of the Act:

                                 Common Stock
                                 ------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.
                                             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 22, 2000 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $5,175,000.

     At March 22, 2000 the number of shares outstanding of registrant's Common Stock was 6,800,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders - Part III of this Form 10-K.

                              Shoe Pavilion, Inc.
                      Index to Annual Report on Form 10-K
                      For the year ended January 1, 2000

                                                                                                     Page
                                                                                                     ----

                                                   PART I

Item 1    Business.................................................................................    3
Item 2    Properties...............................................................................    8
Item 3    Legal Proceedings........................................................................    9
Item 4    Submission of Matters to a Vote of Security Holders......................................    9

                                                  PART II

Item 5    Market for the Registrant's Common Equity and Related Stockholder Matters................   10
Item 6    Selected Financial Data..................................................................   11
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations....   12
Item 7A   Quantitative and Qualitative Disclosure About Market Risk................................   19
Item 8    Financial Statements and Supplementary Data..............................................   20
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....   34

                                                  PART III

Item 10   Directors and Executive Officers of the Registrant.......................................   34
Item 11   Executive Compensation...................................................................   34
Item 12   Security Ownership of Certain Beneficial Owners and Management...........................   34
Item 13   Certain Relationships and Related Transactions...........................................   34

                                    PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................   34

                                    PART I

Item 1  Business

General

     Shoe Pavilion, Inc. is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the designer and name brand footwear market. As of January 1, 2000 the Company operated 78 retail stores under the trade name Shoe Pavilion, in California, Washington and Oregon and the licensed shoe departments of 33 Gordmans, Inc. (formerly Richman Gordman 1/2 Price Stores, Inc.) department stores in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma and South Dakota.

     The Company offers quality designer and name brand footwear such as, Clarks, Dexter, Fila, Florsheim, Naturalizer, Nickles and Rockport, typically at 30% to 70% below regular department store prices for the same shoes. Such price discounts appeal to value-oriented consumers seeking quality brand name footwear not typically found at other off-price retailers or mass merchandisers. The Company is able to offer lower prices by (i) selectively purchasing large blocks of production over-runs, over-orders, mid- and late-season deliveries and last season's stock from manufacturers and other retailers at significant discounts,
(ii) sourcing in-season name brand and branded design merchandise directly from factories in Italy, Brazil and China and (iii) negotiating favorable prices with manufacturers by ordering merchandise during off-peak production periods and taking delivery at its central warehouse in Richmond, California. During 1999, the Company purchased footwear merchandise from over 100 domestic and international vendors, independent resellers, manufacturers and other retailers that have frequent excess inventory for sale.

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

     Shoe Pavilion is a standardized concept that offers a bright, clean, low maintenance and functional shopping environment to customers interested in purchasing quality men's and women's value priced footwear. The Company's stores are strategically located in strip malls, outlet centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. Shoe Pavilion stores average approximately 7,100 square feet and offer between 15,000 and 30,000 pairs of shoes, while the Gordmans licensed shoe departments average approximately 3,200 square feet and offer between 8,000 and 16,000 pairs of shoes. The Company opened, net of closures, 42 stores in 1999, 14 stores in 1998 and 14 stores in 1997. During 2000, the Company intends to open 10 to 15 new stores, including licensed shoe departments, primarily in its existing markets. It also expects to close four to five stores, and relocate one to two stores in 2000.

     The Company was incorporated in Delaware in November 1997 and is the successor to Shoe Pavilion Corporation (formerly Shoe Inn, Inc.), which was incorporated in Washington in 1983. The Company's executive offices are located at 3200-F Regatta Boulevard, Richmond, California 94804, and its telephone number is (510) 970-9775.

Operating Strategy

     The Company's objective is to be the leading off-price retailer of designer label and name brand footwear in each of the markets it serves. The operating strategy is designed to allow the Company to offer its customers quality footwear typically at 30% to 70% below department store prices for the same shoes. The following summarizes key elements of the Company's operating strategy:

         . Off-Price Concept, Premium Name Brands. The Company differentiates itself from other off-price retailers and deep discount chains by focusing on higher price point merchandise, extending the off-price concept into the designer and name brand footwear market. As such, the Company generally does not compete with other discount stores in obtaining the majority of its merchandise. Similarly, while some department store and brand name retail chains operate discount outlets, such operations generally obtain merchandise from existing inventory of their retail affiliates rather than from external sources. Some of the Company's most successful stores have benefited from the heightened consumer awareness and preference to shop at discount malls or outlet centers, both of which typically include other off-price retailers.

         . Broad Selection of Designer Footwear. The Company offers a broad selection of quality footwear from over 75 name brands such as Clarks, Dexter, Fila, Florsheim, Naturalizer, Nickles and Rockport. The availability and wide variety of premium brand names distinguish Shoe Pavilion and serve to attract first time buyers and consumers who otherwise might shop at more expensive department stores. The wide variety of brand names also enables the Company to tailor its merchandise from store to store to accommodate consumer preferences that may vary by location.

         . Selective Bulk Purchases; Diverse Vendor Network. The Company is able to offer lower prices by selectively purchasing large blocks of over-runs, over-orders, mid- and late-season deliveries and last season's stock from over 100 domestic and international vendors, independent resellers, manufacturers and other retailers at significant discounts. The diversity and scope of its vendor network help to provide a constant source of quality merchandise, and the purchase of name brand, traditional styles helps to mitigate the likelihood of inventory writedowns. To augment available merchandise with the latest in-season styles, the Company purchases branded design footwear directly from factories in Italy, Brazil and China.

         . Self-Service Stores. The Company believes that the self-service format reinforces its off-price strategy and appeals to value-oriented consumers. The Company's format allows inventory to be stored directly under a displayed shoe, thereby eliminating the need for a stockroom and significantly increasing retail floor space. The functionality and simplicity of this format enable flexible store layouts that can be easily rearranged to complement the current merchandise. Moreover, this format allows customers to locate all available sizes of a particular shoe and to try them on for comfort and fit without a salesperson's assistance, thereby reducing in-store staffing needs and allowing customers to make independent, rapid purchasing decisions.

         . Internet Commerce. The Company intends to further increase its effort to sell its products online via its website, shoepavilion.com. In addition, the Company has formed partnerships with various internet service providers and multimedia companies to sell its products on their website or have direct links back to the Company's website.

Growth Strategy

     Since opening its first store in 1979 in Washington, the Company has expanded to 111 stores, including 33 licensed shoe departments, in eleven states. The Company intends to continue to expand by opening new stores, enhancing comparable store sales, pursuing acquisition opportunities, including licensing and promoting internet commerce.

         . Continue New Store Openings. The Company intends to increase its presence in its current markets and to enter new markets by selectively opening new stores, which can be served by the Company's business support and distribution infrastructure. When entering a new market, the Company prefers to open multiple stores, thereby creating an immediate market presence and enabling television advertising costs to be spread economically across a number of stores. The Company opened 17 stores and 33 licensed shoe department locations in 1999, 16 stores in 1998 and 16 stores in 1997. It closed eight stores in 1999, two stores in 1998 and two stores in 1997. During 2000, the Company intends to open 10 to 15 new stores, including licensed shoe departments, primarily in its existing markets. Management believes that new store openings in the Company's current markets will further increase name recognition, which, in turn, will facilitate expansion into new markets.

         . Increase Comparable Store Sales. During 1999, the Company experienced a 1.2% downturn in comparable store growth after achieving a 6.1% increase in 1998 and a 4.6% increase in 1997. Management intends to focus on achieving historical same store growth rates through a continuing refinement of its store locations and merchandise selection.

         . Pursue Acquisition and License Opportunities. The retail footwear industry is highly fragmented and includes family and specialty shoe stores, which represent approximately 20% of total retail footwear sales. Accordingly, management believes that a number of opportunities exist to acquire one or more regional or local footwear retailers. The Company intends to evaluate opportunities to acquire existing footwear retailers and convert the acquired stores to the Company's off-price merchandising concept. Further, the Company intends to examine opportunities in operating licensed shoe departments for various regional department store retailers.

         . Promote Internet Commerce. Management intends to continue to expand the offerings on it's website, shoepavilion.com, and seek alliances with other electronic retailers that present synergistic opportunities. The Company believes that internet commerce will enhance revenues and further increase name recognition.

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

                    Women's               Men's            Athletic
                -----------------    ---------------    --------------
                     BCBG                  Bass              Adidas
                     Enzo               Bostonian             Asics
                    Esprit                Clarks             Brooks
                  Easy Spirit             Dexter              Fila
                  Hush Puppies          Florsheim           K.Swiss
                Jones of New York          Lugz           New Balance
                   Life Stride          Nunn Bush             Nike
                   Naturalizer           Rockport             Puma
                    Nickles              Skechers            Reebok
                    Rockport            Timberland           Saucony

Site Selection, Opening Costs and Leases


     The Company uses an exclusive broker on the West Coast to identify potential retail sites as well as possible acquisition candidates. Before entering a new market, management reviews detailed reports on demographics; spending, traffic, and consumption patterns; and other site and market related data. As of January 1, 2000, 44 of the Company's stores were located in strip malls, 10 were located in outlet centers, 11 were located in free standing stores and 13 were located in other types of facilities.

     In July 1999, the Company entered into a license agreement to operate 33 shoe departments at Gordmans, Inc., a Midwest name brand family apparel, accessories and home fashions off-price retailer. All of the shoe departments are located within Gordmans department stores, which are primarily located in strip centers or free standing locations. Because there are no leasehold improvement or equipment requirements and licensed shoe departments average approximately one-half the size of Company stores, opening costs are substantially less than Shoe Pavilion stores. Opening costs for licensed shoe departments are for fixtures and inventory, and average $110,000, consisting of approximately $10,000 for fixtures and $100,000 for inventory.

     Opening costs for stores are typically minimal, excluding the initial stocking of inventory. The Company estimates that its total cash requirements to open a typical new store average $400,000, consisting of approximately $90,000 for fixtures, equipment and leasehold improvements; $300,000 for inventory; and the balance for working capital needs. Costs vary from store to store depending on, among other things, the location, size, property condition, and the tenant improvement package offered by the landlord. The Company has been able to renegotiate some of its existing leases to be more heavily revenue-based. The Company does not own any of its real estate.

     The Company actively monitors individual store performance and closes underperforming stores, including eight stores in 1999, two stores in 1998 and two stores in 1997. The relatively small investment required to open new stores affords the Company the flexibility to close stores more quickly than other retailers. During 2000, the Company expects to close four to five stores and relocate two to three stores. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Financial Performance--Risks Associated with Expansion."

Sourcing And Purchasing

     Vendors. During 1999, the Company purchased its inventory from over 100 domestic and international vendors, independent resellers and other retailers who have over bought merchandise. In 1999, the Company's top ten suppliers accounted for 44.3% of its inventory purchases, of which purchases from Gen-X Equipment, LTD. and Brown Shoe Company, Inc. accounted for 11.3% and 4.5% of total inventory purchases, respectively. The Company purchases from its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. Since the Company has locations in a number of markets along the West Coast and the Midwest, Shoe Pavilion can accommodate and distribute a wide variety of merchandise that meets the needs of customers in different geographic areas. Management believes that the strength and variety of its supplier network mitigates much of the Company's exposure to inventory supply risks. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Financial Performance--Inventory and Sourcing Risk."

     Direct Sourcing. The Company purchases in-season name brand and branded design merchandise directly from factories in Italy, Brazil and China. These purchases include both labeled and non-labeled goods and provide a consistent source of in-season merchandise. Directly sourced goods accounted for approximately 10.8% and 12.9% of the Company's net sales in 1999 and 1998, respectively. The Company purchases from its manufacturing sources on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Financial Performance--International Purchasing."

Marketing

     The Company believes that television advertising benefits all stores in a common viewing market. In 1999, the Company spent approximately 3.3% of net sales, or $2.4 million, net of vendor contributions. In 1998 the amount was 5.4% of net sales, or $3.0 million without any vendor contributions. The Company believes that advertising costs for a particular market will be more effectively and economically leveraged as the number of stores increases in that market.
The Company occasionally uses print advertising, usually at the time of a new store opening; however, it has found print advertising to be less effective than television advertising. Shoe Pavilion's signage is consistent at all of its locations, with highly visible signage at the front and, when appropriate, rear of the store.

Merchandise Distribution

     The Company operates a 92,000 square foot distribution facility located in Richmond, California. This distribution facility also houses the Company's executive and administrative headquarters. Vendors ship all products to this central distribution center where the merchandise is inspected, verified against the original purchase order, ticketed and repackaged for shipment to stores. The Company believes that this facility can accommodate the Company's planned growth for the foreseeable future.

Information Systems

     During 1999, the Company completed an upgrade of its information systems on an enterprise-wide basis, including all critical areas of corporate office, network infrastructure and point of sale (POS). This fully integrated upgrade, uses an IBM AS 400 that is reliable and scalable, allowing simple upgrades of processing power as the business grows. In addition, the corporate network infrastructure was upgraded to a Windows NT environment with standardized workstations and a common set of desktop applications that may be used throughout the Company. This upgrade has provided a more stable networking environment as well as a proper foundation for future growth. As of January 1, 2000, the Company had incurred approximately $2.8 million in total costs for implementing these new systems. These costs include approximately $800,000 for equipment, which is being leased by the Company over 36 to 60 months. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation--Impact of Year 2000."

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

Employees

     As of January 1, 2000, the Company had approximately 275 full-time employees and 442 part-time employees. The number of part-time employees fluctuates depending upon seasonal needs. The Company's 28 warehouse employees in Richmond, CA are represented by Local 315, International Brotherhood of Teamsters. In December 1998, the Company signed a collective bargaining agreement with Local 315 that terminates on January 31, 2002. The Company generally considers its relationship with its employees to be good.

Executive Officers

     Certain information regarding the executive officers of the Company is set forth below:

                 Name                      Age                      Position
                 ----                      ---                      --------
Dmitry Beinus..........................     47   Chairman of the Board and Chief Executive Officer
Robert R. Hall.........................     47   Vice President and Chief Operating Officer
Gary A. Schwartz.......................     48   Vice President of Finance, Chief Financial Officer,
                                                 Secretary and Director
Linda C. Hickey........................     36   Vice President of Administration

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

     The Company's executive officers serve at the discretion of the Board of Directors. There is no family relationship between any of the Company's executive officers or between any executive officer and any of the Company's directors.


Item 2 -- Properties

     The Company's corporate offices and distribution facility are located in a 92,000 square foot facility in Richmond, California, which the Company occupies under a lease expiring in 2002. As of January 1, 2000 the Company's 78 stores occupied an aggregate of approximately 555,000 square feet of space. The 33 licensed shoe departments had an aggregate of 104,000 square feet of space as of January 1, 2000. The Company leases all of its stores, with leases expiring between 2000 and 2009. The Company has options to renew most of its leases.

Store Locations

     As of January 1, 2000, the Company operated 78 retail stores in the states of California, Washington and Oregon and 33 licensed shoe departments in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma and South Dakota. The number of stores in each geographic area is set forth below:


                                                                                          Stores at  Year End
                                                                      --------------------------------------------------------
                                                                        1999        1998        1997        1996        1995
                                                                      --------    --------    --------    --------    --------
          Location
          --------
          California.................................................    31          27          24          22          22
          Southern California........................................    30          25          16           4           2
          Nevada.....................................................     0           0           1           1           1
          Oregon.....................................................     4           4           2           2           0
          Washington.................................................    13          13          12          12          13
                                                                         --          --          --          --          --
            Total....................................................    78          69          55          41          38
                                                                         ==          ==          ==          ==          ==

                                         Licensed Shoe Departments
                                         -------------------------

                         Location                                                      1999
                         --------                                                      ----
                         Colorado..................................................      3
                         Illinois..................................................      1
                         Iowa......................................................      6
                         Kansas....................................................      5
                         Missouri..................................................      7
                         Nebraska..................................................      8
                         Oklahoma..................................................      2
                         South Dakota..............................................      1
                                                                                        --
                           Total...................................................     33
                                                                                        ==


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

1999                                                                        High         Low
                                                                            ----         ---
   First Quarter........................................................     8.50        5.00
   Second Quarter.......................................................     5.50        4.06
   Third Quarter........................................................     6.00        3.53
   Fourth Quarter.......................................................     3.75        1.59
1998
   First Quarter (since February 23, 1998)..............................    11.25        6.63
   Second Quarter.......................................................    10.63        7.88
   Third Quarter........................................................     9.00        5.50
   Fourth Quarter.......................................................     9.19        3.56

     As of January 1, 2000, there were approximately 15 holders of record of the Company's Common Stock.

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

Item 6 -- Selected Financial Data

     The selected consolidated financial and operating data set forth below should be read in conjunction with "Item 8 -- Financial Statements and Supplementary Data--Consolidated Financial Statements of the Company and related Notes thereto and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

(in thousands, except per share and operating data)                                     Year Ended
                                                     ---------------------------------------------------------------------------
                                                        1999           1998(1)          1997             1996             1995
                                                     ----------      ----------      ----------       ----------       ---------
Statement of Operations Data:
Net sales..........................................    $71,611         $55,907         $45,074          $30,315         $25,539
Cost of sales and related occupancy expenses.......     48,076          35,777          28,922           20,318          17,723
                                                       -------         -------         -------          -------         -------
Gross profit.......................................     23,535          20,130          16,152            9,997           7,816
                                                       -------         -------         -------          -------         -------
Selling expenses...................................     13,999          11,472           8,800            5,592           4,835
General and administrative expenses................      5,655           3,664           3,106            2,630           1,809
                                                       -------         -------         -------          -------         -------
Income from operations.............................      3,881           4,993           4,246            1,775           1,172
Interest and other expense, net....................       (633)           (453)           (520)            (287)           (524)
                                                       -------         -------         -------          -------         -------
Income before income taxes.........................      3,248           4,540           3,726            1,488             648
Provision for income taxes.........................     (1,233)         (1,147)           (261)             (98)            (35)
                                                       -------         -------         -------          -------         -------
Net income.........................................    $ 2,015         $ 3,393         $ 3,465          $ 1,390         $   613
                                                       =======         =======         =======          =======         =======
Net income per share:
  Basic............................................    $  0.30         $  0.53         $  0.77          $  0.31         $   .09
  Diluted..........................................    $  0.30         $  0.52         $  0.77          $  0.31         $   .09
Weighted average shares outstanding:
  Basic............................................      6,800           6,462           4,500            4,500           4,500
  Diluted..........................................      6,801           6,474           4,500            4,500           4,500
Pro Forma:
Historical income before income taxes..............          -         $ 4,540         $ 3,726          $ 1,488         $   648
Pro forma provision for income taxes(2)............          -          (1,748)         (1,435)            (566)           (246)
                                                                       -------         -------          -------         -------
Pro forma net income(2)............................          -         $ 2,792         $ 2,291          $   922         $   402
                                                                       =======         =======          =======         =======
Pro forma net income per share(2)..................          -         $  0.42               -                -               -
Weighted average shares outstanding(2).............          -           6,660               -                -               -

 Selected Operating Data:
 Number of stores:
  Opened during period(3)..........................         50              16              16                9               6
  Closed during period.............................          8               2               2                6               4
  Open at end of period............................        111              69              55               41              38
Comparable store sales increase (decrease).........       (1.2)%           6.1%            4.6%             8.0%           (1.0)%

(in thousands, except per share and operating data)                                     Year Ended
                                                     ---------------------------------------------------------------------------
                                                        1999            1998             1997            1996             1995
                                                     ----------      ----------      ----------       ----------       ---------
Balance Sheet Data:
Working capital....................................    $14,305         $13,739         $ 6,045          $ 3,783         $ 2,876
Total assets.......................................     41,613          33,534          22,646           15,146           9,473
Total indebtedness (including current portion).....      8,075           8,494           7,658            3,673           3,872
Stockholders' equity...............................     19,043          17,028           7,328            4,567           2,695

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

                                                   (continued on following page)

(continued from previous page)

(2) Prior to February 1998, the Company operated as an S corporation and was not subject to federal and certain state income taxes. Upon the completion of its initial public offering, the Company became subject to federal and state income taxes. Pro forma net income reflects federal and state income taxes as if the Company had not elected S corporation status for income tax purposes. Pro forma net income per share is based on the weighted average number of shares of common stock outstanding during the period plus the estimated number of shares offered by the Company (1,271,722 shares) which were necessary to fund the $7.8 million distribution paid to the Company's stockholder upon termination of the Company's status as an S Corporation. See Note 3 of Notes to Consolidated Financial Statements.
(3) 1999 includes 33 licensed shoe departments through agreement with Gordmans, Inc.

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this Form 10-K which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company's filings with the Securities and Exchange Commission, including, without limitation, the factors discussed in this Form 10-K under the captions--"Factors Affecting Financial Performance" and "Liquidity and Capital Resources," as well as those discussed elsewhere in this Form 10-K.

Overview

     Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the designer and name brand footwear market. As of January 1, 2000, the Company operated 78 retail stores in California, Washington and Oregon under the trade name Shoe Pavilion. In addition, under a licensing agreement entered into in July 1999, the Company operates the shoe department of 33 Gordmans, Inc. (formerly Richman Gordman 1/2 Price Stores, Inc.) department stores in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma and South Dakota.

     The Company opened, net of closures, 42 new stores in 1999, and 14 stores each in 1998 and 1997. During 2000, the Company intends to open approximately 10 to 15 new stores, including leased shoe departments, primarily in its existing markets. It also expects to close three to four stores and relocate one to two stores in 2000.

     The Company's growth in net sales historically has resulted primarily from the opening of new stores. Although, the Company entered into a licensing agreement in 1999 pursuant to which it opened 33 shoe departments, the Company expects that the primary source of future sales growth will continue to be new store openings. Because the Company's comparable store sales have fluctuated widely, the Company does not expect that comparable store sales will contribute significantly to future growth in net sales. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company's comparable store sales decreased 1.2% in 1999 and increased 6.1% in 1998 and 4.6% in 1997. The Company believes that the decline in 1999 comparable store sales was due in part to unusual weather patterns causing delays in normal seasonal sales; the high same store sales comparisons from the prior year; the rapid expansion into the licensed stores causing delays in replenishments to the existing stores; and an overall soft footwear environment exacerbated by several prominent store liquidations which dictated more promotional activity by the Company.

     The Company seeks to acquire footwear merchandise on favorable financing terms and in quantities large enough to support future growth. This strategy causes an increase in inventory levels at various times throughout the year. As a result, similar to other off-price retailers, the Company's inventory turnover rates are typically less than full-price retailers. Because of the substantial increase in the number of the Company's stores, inventory levels increased from $26.9 million at January 2, 1999 to $33.0 million at January 1, 2000.

     Prior to its initial public offering in February 1998, Shoe Pavilion was treated as an S corporation for federal and certain state income tax purposes since August 1988. As a result, the Company's earnings from August 1988 through February 22, 1998 were taxed, with certain exceptions, directly to the Company's sole stockholder rather than to the Company. The Company's S corporation status terminated on February 22, 1998, and the Company is now subject to state and federal income taxes as a C corporation. In connection with its conversion to C corporation status, the Company recorded a nonrecurring tax benefit of $485,000. The pro forma adjustments reflect federal and state income taxes as if the Company had not elected S corporation status for income tax purposes. See Note 3 of Notes to Consolidated Financial Statements.

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:



                                                                                         Year Ended
                                                                     --------------------------------------------------
                                                                         1999               1998               1997
                                                                     ------------       ------------       ------------
Net sales.........................................................      100.0%             100.0%             100.0%
Gross profit......................................................       32.9               36.0               35.8
Selling expenses..................................................       19.6               20.5               19.5
General and administrative expenses...............................        7.9                6.6                6.9
                                                                     ------------       ------------       ------------
Income from operations............................................        5.4                8.9                9.4
Interest and other expense, net...................................       (0.9)              (0.8)              (1.1)
                                                                     ------------       ------------       ------------
Income before income taxes........................................        4.5                8.1                8.3
Provision for income taxes........................................       (1.7)                 -                  -
                                                                     ------------
Net income........................................................        2.8%                 -                  -
                                                                     ============
Pro forma provision for income taxes..............................          -               (3.1)              (3.2)
                                                                                        ------------       ------------
Pro forma net income..............................................          -                5.0%               5.1%
                                                                                        ============       ============

1999 Compared with 1998

     Net Sales. Net sales increased 28.1% to $71.6 million for 1999 from $55.9 million for 1998. This increase in net sales was primarily attributable to new store sales, including sales from leased shoe departments, of $24.4 million and was offset by store closures and a 1.2% decrease in comparable store sales.

     Gross Profit. Cost of sales includes landed merchandise and occupancy costs. Gross profit increased 16.9% to $23.5 million for 1999 from $20.1 million for 1998 but decreased as a percentage of net sales to 32.9% from 36.0%. The decrease in gross profit percentage was attributable to several factors including, the deleveraging of net sales as a result of higher fixed occupancy costs coupled with a decrease in comparable store sales; and generally, a more highly competitive environment.

     Selling Expenses. Selling expenses consist of payroll and related costs, advertising and promotional expenses. Selling expenses increased 22.0% to $14.0 million for 1999 from $11.5 million for 1998, but decreased as a percentage of net sales to 19.6% from 20.5%. The increase in selling expenses was primarily attributable to increases in payroll and related expenses incurred in connection with new store openings and the costs associated with leasing new information system equipment, offset by the leveraging of advertising and promotional expenses.

     General and Administrative Expenses. General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, employee benefits and warehousing costs. General and administrative expenses increased 54.3% to $5.7 million for 1999 from $3.6 million for 1998, and increased as a percentage of net sales to 7.9% from 6.5%. The increase in general and administrative expenses was primarily attributable to increased enrollment in new employee benefit programs, new store openings, including leased shoe departments and amortization of new information systems coupled with the costs of leasing new information system equipment.

     Interest and Other Expense, Net. Interest and other expense, net, increased 39.7% to $633,000 for 1999 from $453,000 for 1998. The increase was attributable to higher average borrowings on the Company's revolving line of credit to fund store expansion.

     Income Taxes. The effective tax rate for 1999 was 38.0% and the pro forma tax rate for 1998 was 38.5%.

1998 Compared with 1997

     Net Sales. Net sales increased 24.0% to $55.9 million for 1998 from $45.1 million for 1997. This increase in net sales was primarily attributable to new store sales, including sales from 16 stores opened during 1998, which contributed $15.3 million and a 6.1% increase in comparable store sales.

     Gross Profit. Gross profit increased 24.6% to $20.1 million for 1998 from $16.2 million for 1997, and increased as a percentage of net sales to 36.0% from 35.8%. The increase in gross profit percentage was primarily attributable to the Company's ability to purchase merchandise in larger quantities at a lower cost per unit in 1998 as well as leverage in occupancy costs.

     Selling Expenses. Selling expenses increased 30.4% to $11.5 million for 1998 from $8.8 million for 1997, and increased as a percentage of net sales to 20.5% from 19.5%. The increase in selling expenses was primarily attributable to increases in advertising and payroll and related expenses as a result of the opening of new stores.

     General and Administrative Expenses. General and administrative expenses increased 18.0% to $3.7 million for 1998 from $3.1 million for 1997, and decreased slightly as a percentage of net sales to 6.6% from 6.9%, primarily as a result of improved expense leverage, offset by costs related to being a public company.

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

     Pro Forma Taxes. The pro forma effective tax rate for 1998 and 1997 was 38.5%.

Inflation

     The Company does not believe that inflation has had a material impact on its results of operations. There can be no assurance, however, that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

     The Company had $14.3 million in working capital as of January 1, 2000, compared to $13.7 million at January 2, 1999. The Company's capital requirements relate primarily to merchandise inventory and leasehold improvements. The Company's working capital needs are typically higher in the second and third quarters as a result of increased inventory purchases for the spring and fall selling seasons.

     Historically, the Company has funded its cash requirements primarily through cash flow from operations and borrowings under its credit facility, and beginning in February 1998, proceeds from its initial public offering. Net cash provided by (used in) operating activities was $2.4 million, ($3.0) million and ($1.8) million for 1999, 1998, and 1997, respectively. Net cash from operating activities historically has been driven primarily by net income and fluctuations in inventory and accounts payable. Inventory levels have increased throughout these years due to a net increase in the number of stores. During 1999, the Company used cash primarily to purchase merchandise inventory and for capital expenditures.

     Capital expenditures were $2.9 million, $2.6 million and $1.2 million in 1999, 1998 and 1997, respectively. Expenditures for 1999 were primarily for the build-out of 17 new stores, 33 new Gordman shoe departments and the Company's new information systems. Expenditures for 1998 were primarily for the build out of 16 new stores plus work-in-progress of the Company's new management information systems. The Company estimates that capital expenditures for 2000 will total approximately $1.3 million, primarily for the build-out of approximately 10 to 15 new stores, including new Gordman shoe departments.

     Financing activities provided (used) cash of ($419,000), $7.1 million and $3.2 million in 1999, 1998 and 1997, respectively. The cash use in 1999 primarily related to paying down balances on the Company's revolving line of credit. The cash provided by financing activities for 1998 primarily reflects $14.1 million raised in the Company's initial public offering offset by a $7.8 million payment for an S corporation distribution and a $1.0 million increase on the Company's line of credit. During 1997 the Company made distributions to its then sole stockholder of $704,000. Upon completion of its initial public offering, the Company made an S corporation distribution in the amount of $7.8 million to its previous sole stockholder, which approximately equaled the estimated earned and previously undistributed taxable S corporation income of the Company through the day preceding the termination date of its S corporation status. See Note 3 of Notes to Consolidated Financial Statements.

     In October 1999, the Company and the financial institution lender amended the existing credit facility agreement to increase the Company's revolving line of credit from $15 million to $20 million and extend the expiration date from December 1, 2000 to May 30, 2001. At the same time, the amount available under the line of credit for the issuance of commercial and standby letters of credit was increased from $4 million to $5 million. The Company pays interest on outstanding amounts at the bank's prime rate or LIBOR plus 130 basis points, at the Company's option. The weighted average interest rate was 7.5% at January 1, 2000. Borrowings under the credit facility are secured by the Company's accounts receivable, general intangibles, inventory and other rights to payment. The agreement contains restrictive covenants, which were amended in March 2000, that require, among other things, that (a) total liabilities may not exceed 1.5 times tangible net worth, (b) quarterly net income after taxes and pre-tax profit must each not be less than one dollar, (c) EBITDA as determined on a rolling four-quarter basis, not be less than $4.3 million as of the first and second fiscal quarters and not be less than $5.0 million quarterly thereafter, and (d) the outstanding balance on the line of credit, including the amount of issued letters of credit, may not exceed 0.5 times the value of the inventory plus the amount of issued letters of credit. Although the agreement prohibits the declaration and payment of cash or stock dividends, the Company may repurchase shares of its common stock up to a maximum aggregate amount of $2 million. As of January 1, 2000, the unused and available portion of the credit facility was approximately $9.8 million.

     As part of its growth strategy, the Company plans to pursue opportunities to acquire complementary businesses, although no such transactions are being considered as of the date of this Form 10-K. To the extent that cash resources are insufficient to fund the purchase price of future acquisitions, if any, or the operations of any acquired business, additional external capital may be required. There can be no assurance that additional financing will be available on reasonable terms or at all. The Company expects that anticipated cash flow from operations and available borrowings under the Company's new credit facility will satisfy its cash requirements for at least the next 12 months. The Company's capital requirements may vary significantly from anticipated needs, depending upon such factors as operating results, the number and timing of new store openings, and the number and size of any future acquisitions.

Impact of Year 2000

     The Company did not experience any significant adverse effects of Year 2000 issues subsequent to December 31, 1999 nor have there been any reported incidents by any third parties who supply goods or services to the Company of their inability to perform as a result of the rollover to the year 2000.

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

     Risks Associated With Expansion

     The Company has experienced rapid and substantial growth in net sales as well as in its employee base. The Company's continued growth will depend to a significant degree on its ability to expand its operations through the opening of new stores and to operate these stores on a profitable basis. The success of the Company's planned expansion will be significantly dependent upon the Company's ability to locate suitable store sites and negotiate acceptable lease terms. In addition, several other factors could affect the Company's ability to expand, including the adequacy of the Company's capital resources, the ability to hire, train and integrate employees and the ability to adapt the Company's distribution and other operational systems. There can be no assurance that the Company will achieve its planned expansion or that any such expansion will be profitable. In addition, there can be no assurance that the Company's expansion within its existing markets will not adversely affect the individual financial performance of the Company's existing stores or its overall operating results, or that new stores will achieve net sales and profitability levels consistent with existing stores. To manage its planned expansion, the Company regularly evaluates the adequacy of its existing systems and procedures, including product distribution facilities, store management, financial controls and management information systems. However, there can be no assurance that the Company will anticipate all of the changing demands that expanded operations may impose on such systems. Failure to adapt its distribution capabilities or other internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company actively monitors individual store performance and has closed underperforming stores in the past, including eight in 1999 and two each in 1998 and 1997. The Company intends to continue to close underperforming stores in the future, and if it were to close a number of stores, it could incur significant closure costs and reductions in net sales. In certain instances, the Company may be unable to close an underperforming store on a timely basis because of lease terms. A significant increase in closure costs or the inability to close one or more underperforming stores on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

     Inventory And Sourcing Risk

     The Company's future success will be significantly dependent on its ability to obtain merchandise that consumers want to buy, particularly name brand merchandise with long-term retail appeal, and to acquire such merchandise under favorable terms and conditions. In 1999, the Company's top ten suppliers accounted for 44.3% of inventory purchases. The deterioration of the Company's relationship with any key vendor could result in delivery delays, merchandise shortages or less favorable terms than the Company currently enjoys. The Company deals with its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. As the Company's operations expand, its demand for off-price inventory will continue to increase. The Company's footwear purchases typically involve manufacturing over-runs, over-orders, mid- or late-season deliveries or last season's stock. The inability of the Company to obtain a sufficient supply of readily salable, high margin inventory, to negotiate favorable discount and payment agreements with its suppliers or to sell large inventory purchases without markdowns could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 --Business--Sourcing and Purchasing."

     Reliance on Key Personnel

     The Company's future success will be dependent, to a significant extent, on the efforts and abilities of its executive officers. The loss of the services of any one of the Company's executive officers could have a material adverse effect on the Company's operating results. In addition, the Company's continued growth will depend, in part, on its ability to attract, motivate and retain additional skilled managerial and merchandising personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified personnel in the future.

     Uncertainty Of Future Operating Results; Fluctuations In Comparable Store Sales

     Although the Company has been profitable, there can be no assurance that the Company will continue to remain profitable. Future operating results will depend upon many factors, including general economic conditions, the level of competition and the ability of the Company to acquire sufficient inventory, achieve its expansion plans and effectively monitor and control costs. There can be no assurance that the Company's recent gross margin levels will be sustainable in the future.

     Although the Company achieved a substantial portion of its 1999 net sales growth through the licensing agreement with Gordmans, historically its growth in net sales has resulted primarily from new store openings. Consequently at the present time, the Company expects that the primary source of future sales growth will be from new store openings.

     Historically, the Company's comparable store sales have fluctuated widely, and the Company does not expect that comparable store sales will contribute significantly to future growth in net sales. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company's comparable store sales decreased 1.2% in 1999, and increased 6.1% in 1998 and 4.6% in 1997.

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

     International Purchasing

     The Company purchases in-season name brand and branded-design merchandise directly from factories in Italy, Brazil and China. Directly-sourced goods accounted for approximately 10.8% and 12.9% of net sales in 1999 and 1998, respectively. The Company has no long-term contracts with direct manufacturing sources and competes with other companies for production facilities. All of the manufacturers with which the Company conducts business are located outside of the United States, and the Company is subject to the risks generally associated with an import business, including foreign currency fluctuations, unexpected changes in foreign regulatory requirements, disruptions or delays in shipments and the risks associated with United States import laws and regulations, including quotas, duties, taxes, tariffs and other restrictions. There can be no assurance that the foregoing factors will not disrupt the Company's supply of directly-sourced goods or otherwise adversely impact the Company's business, financial condition and results of operations in the future. See "Item 1 -- Business--Sourcing and Purchasing."

     Inventory Shrinkage

     The retail industry is subject to theft by customers and employees. Because the Company uses a self-service format, where shoppers have access to both shoes of a pair, the Company must maintain substantial store security. Although the Company has implemented enhanced security procedures, there can be no assurance that the Company will not suffer from significant inventory shrinkage in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition

     The retail footwear market is highly competitive, and the Company expects the level of competition to increase. The Company competes with off-price and discount retailers (e.g., Nordstrom Rack, Payless ShoeSource, Ross, Dress for Less and Famous Footwear), branded retail outlets (e.g., Nine West), national retail stores (e.g., Nordstrom, Marshalls, Macy's, Sears, J.C. Penney, Loehmann's, Robinsons-May and Mervyn's), traditional shoe stores and mass merchants. Many of these competitors have stores in the markets in which the Company now operates and in which it plans to expand. Many of the Company's competitors have significantly greater financial, marketing and other resources than the Company. In addition, there can be no assurance that in the future new participants will not enter the off-price segment of the footwear market. Competitive pressures resulting from competitors' pricing policies could materially adversely affect the Company's gross margins. There can be no assurance that the Company will not face greater competition from other national, regional or local retailers or that the Company will be able to compete successfully with existing and new competitors. The inability of the Company to respond to such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

     Future Capital Needs

     The Company expects that anticipated cash flow from operations and available borrowings under the Company's credit facility will satisfy its cash requirements for at least the next 12 months. However, the Company may incur significant working capital requirements and capital expenditures in connection with its growth strategy and otherwise. To the extent that the foregoing cash resources are insufficient to fund the Company's activities, including new store openings planned for 2000, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur.

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

Item 8 -- Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Shoe Pavilion, Inc.

     Independent Auditor's Report..................................................................   21

     Consolidated Balance Sheets January 1, 2000 and January 2, 1999...............................   22

     Consolidated Statements of Income for Years Ended January 1, 2000,
          January 2, 1999 and December 31, 1997....................................................   23

     Consolidated Statements of Stockholders' Equity for Years Ended January 1, 2000,
          January 2, 1999 and December 31, 1997....................................................   24

     Consolidated Statements of Cash Flows for Years Ended January 1, 2000,
          January 2, 1999 and December 31, 1997....................................................   25

     Notes to Consolidated to Financial Statements for Years Ended January 1, 2000,
          January 2, 1999 and December 31, 1997....................................................   26

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Shoe Pavilion, Inc.


     We have audited the accompanying consolidated balance sheets of Shoe Pavilion, Inc. and subsidiary (the "Company") as of January 1, 2000 and January 2, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2000 and January 2, 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2000 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

San Francisco, California
February 17, 2000

                              SHOE PAVILION, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                              January 1,      January 2,
                                                                                 2000            1999
                                                                             -----------     -----------
                                                 ASSETS
CURRENT ASSETS:
     Cash...............................................................     $   928,676     $ 1,921,870
     Receivables........................................................         578,070         156,966
     Inventories........................................................      32,984,783      26,892,101
     Prepaid expenses and other.........................................         609,557         100,412
                                                                             -----------     -----------
            Total current assets........................................      35,101,086      29,071,349

FIXED ASSETS:
     Store fixtures and equipment.......................................       3,810,727       2,829,933
     Leasehold improvements.............................................       2,917,771       2,144,028
     Information technology systems.....................................       2,212,398       1,301,295
                                                                             -----------     -----------
           Total........................................................       8,940,896       6,275,256
     Less accumulated depreciation......................................       3,400,923       2,440,441
                                                                             -----------     -----------
     Net fixed assets...................................................       5,539,973       3,834,815

DEFERRED INCOME TAXES AND OTHER.........................................         971,485         628,070
                                                                             -----------     -----------
            TOTAL.......................................................     $41,612,544     $33,534,234
                                                                             ===========     ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable...................................................     $11,139,306     $ 5,967,211
     Accrued expenses...................................................       1,643,259         946,116
     Short-term borrowings..............................................       8,000,000       8,407,262
     Current portion of capitalized lease obligations...................          13,232          11,868
                                                                             -----------     -----------
            Total current liabilities...................................      20,795,797      15,332,457

DEFERRED RENT...........................................................       1,712,249       1,098,662
CAPITALIZED LEASE OBLIGATIONS, less current portion.....................          61,513          74,745
COMMITMENTS AND CONTINGENCIES...........................................               -               -

STOCKHOLDERS' EQUITY:
      Preferred stock- $.001 par value; 1,000,000 shares authorized;
      no shares issued or outstanding...................................               -               -
      Common stock- $.001 par value: 15,000,000 shares authorized;
      6,800,000 shares issued and outstanding...........................           6,800           6,800
      Additional paid-in capital........................................      13,967,258      13,967,258
      Retained earnings.................................................       5,068,927       3,054,312
                                                                             -----------     -----------
            Total stockholders' equity..................................      19,042,985      17,028,370
                                                                             -----------     -----------
            TOTAL.......................................................     $41,612,544     $33,534,234
                                                                             ===========     ===========

                See notes to consolidated financial statements.

                              SHOE PAVILION, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                          January 1,      January 2,     December 31,
                                                             2000           1999             1997
                                                         -----------     -----------     -----------
NET SALES............................................    $71,611,220     $55,907,211     $45,074,041
COST OF SALES AND RELATED OCCUPANCY EXPENSES.........     48,076,135      35,777,493      28,922,392
                                                         -----------     -----------     -----------
         Gross profit................................     23,535,085      20,129,718      16,151,649
SELLING EXPENSES.....................................     13,999,417      11,472,385       8,800,332
GENERAL AND ADMINISTRATIVE EXPENSES..................      5,654,248       3,663,852       3,105,717
                                                         -----------     -----------     -----------
         Income from operations......................      3,881,420       4,993,481       4,245,600
OTHER INCOME (EXPENSE):
    Interest.........................................       (618,647)       (430,359)       (575,471)
    Other-net........................................        (14,312)        (22,716)         55,601
                                                         -----------     -----------     -----------
         Total other expense-net.....................       (632,959)       (453,075)       (519,870)
                                                         -----------     -----------     -----------
Income before income taxes...........................      3,248,461       4,540,406       3,725,730
PROVISION FOR INCOME TAXES...........................     (1,233,846)     (1,146,954)       (260,800)
                                                         -----------     -----------     -----------
NET INCOME...........................................    $ 2,014,615     $ 3,393,452     $ 3,464,930
                                                         ===========     ===========     ===========

Net income per share:
Basic................................................    $      0.30     $      0.53     $      0.77
Diluted..............................................    $      0.30     $      0.52     $      0.77

Weighted average shares outstanding:
Basic................................................      6,800,000       6,461,580       4,500,000
Diluted..............................................      6,801,417       6,473,771       4,500,000

PRO FORMA
  Historical income before taxes on income...........              -     $ 4,540,406     $ 3,725,730
  Pro forma provision for income taxes...............              -      (1,748,000)     (1,434,406)
                                                                         -----------     -----------
  Pro forma net income...............................              -     $ 2,792,406     $ 2,291,324
                                                                         ===========     ===========

Pro forma net income per share:
Basic................................................              -     $      0.42               -
Diluted..............................................              -     $      0.42               -

Pro forma weighted average shares outstanding:
Basic................................................              -       6,647,871               -
Diluted..............................................              -       6,660,062               -

               See notes to  consolidated financial statements.

                              SHOE PAVILION, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    Common Stock
                                              -----------------------    Additional
                                                  Number                   Paid-in         Retained
                                                of Shares     Amount       Capital         Earnings             Total
                                              ------------  ---------  --------------   --------------      -----------
BALANCE AT DECEMBER 31, 1996................     4,500,000  $   4,500  $      812,033   $    3,750,136      $ 4,566,669
  Net income................................                                                 3,464,930        3,464,930
  Distribution to previous sole stockholder.                                                  (703,543)        (703,543)
                                              ------------  ---------  --------------   --------------      -----------
BALANCE AT DECEMBER 31, 1997................     4,500,000      4,500         812,033        6,511,523        7,328,056
  Issuance of stock through initial
     public offering........................     2,300,000      2,300      14,104,562                        14,106,862
  Net income................................                                                 3,393,452        3,393,452
  Distribution to previous sole stockholder.                                 (949,337)      (6,850,663)      (7,800,000)
                                              ------------  ---------  --------------   --------------      -----------
BALANCE AT JANUARY 2, 1999..................     6,800,000      6,800      13,967,258        3,054,312       17,028,370
  Net income................................                                                 2,014,615        2,014,615
                                              ------------  ---------  --------------   --------------      -----------
BALANCE AT JANUARY 1, 2000..................     6,800,000  $   6,800  $   13,967,258   $    5,068,927      $19,042,985
                                              ============  =========  ==============   ==============      ===========

                See notes to consolidated financial statements.

                              SHOE PAVILION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        January 2,       January 2,      December 31,
                                                                           2000             1999             1997
                                                                       ------------     ------------     ------------
OPERATING ACTIVITIES:
Net income.........................................................    $  2,014,615     $  3,393,452     $  3,464,930
Adjustments to reconcile net income to net cash
   provided (used) by operating activities
  Depreciation.....................................................       1,209,842          798,566          617,878
  Other............................................................          17,849           34,965              701
  Deferred income taxes............................................        (662,621)        (485,447)               -
Effect of changes in:
     Inventories...................................................      (6,092,682)      (7,096,502)      (6,309,873)
     Receivables...................................................        (421,104)         141,697         (294,524)
     Prepaid expenses and other....................................        (189,939)        (160,789)          (4,320)
     Accounts payable..............................................       5,172,095           46,231          226,411
     Accrued expenses and deferred rent............................       1,310,730          305,689          527,842
                                                                       ------------     ------------     ------------
        Net cash provided (used) by operating activities...........       2,358,785       (3,022,138)      (1,770,955)
                                                                       ------------     ------------     ------------

INVESTING ACTIVITIES-
   Purchase of fixed assets........................................      (2,932,849)      (2,593,656)      (1,210,911)
                                                                       ------------     ------------     ------------

FINANCING ACTIVITIES:
   Net proceeds from initial public offering.......................               -       14,106,862                -
   Short-term borrowings, net......................................        (407,262)       1,020,137        3,987,125
   Principal payments on capital leases............................         (11,868)        (183,995)         (38,220)
   Principal payments on long-term debt............................               -                -          (70,633)
   Distributions paid to previous sole stockholder.................               -       (7,800,000)        (703,543)
                                                                       ------------     ------------     ------------
        Net cash provided (used) by financing activities...........        (419,130)       7,143,004        3,174,729
                                                                       ------------     ------------     ------------
NET  INCREASE (DECREASE) IN CASH...................................        (993,194)       1,527,210          192,863
CASH, BEGINNING OF PERIOD..........................................       1,921,870          394,660          201,797
                                                                       ------------     ------------     ------------
CASH, END OF PERIOD................................................    $    928,676     $  1,921,870     $    394,660
                                                                       ============     ============     ============

CASH PAID FOR:
        Interest...................................................    $    573,769     $    416,072     $    571,764
        Income taxes...............................................       1,618,000        1,826,000          332,262

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Capital lease obligations for store equipment....................               -                -     $    105,993

                See notes to consolidated financial statements.

                              SHOE PAVILION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND OPERATIONS

     General--Shoe Pavilion, Inc. (the "Company"), a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington and Oregon, under the name Shoe Pavilion. The Company had 78 and 69 stores open as of January 1, 2000 and January 2, 1999, respectively. In addition, under a licensing agreement entered into in July 1999, the Company operates the shoe department of 33 Gordmans, Inc. (formerly Richman Gordman 1/2 Price Stores, Inc.) department stores located in the Midwest. The Company purchases inventory from international and domestic vendors. For 1999, the Company's top ten suppliers accounted for 44.3% of inventory purchases.

     Public Offering--On February 27, 1998, the Company sold 2,300,000 shares of its common stock for net proceeds of $14,107,000. In connection with the offering, on February 23, 1998, the Company terminated its status as an S corporation and recorded a deferred income tax benefit of $485,000.

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

     Change of Year--In December 1998, the Company changed its year end to a 52-53 week year ending on the Saturday nearest to December 31. All references herein to 1999 and 1998 refer to the years ended January 1, 2000 and January 2, 1999, respectively.

     Cash represents cash on hand and cash held in banks.

     Inventories are stated at the lower of average cost or market.

     Fixed assets are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized on the straight-line method over the shorter of the useful lives of the assets or lease term, generally five years.

     Income Taxes--Effective February 23, 1998, the Company is taxed as a C corporation for federal and state income tax purposes. The income tax provisions as of January 1, 2000 and January 2, 1999 reflect this status. Prior to February 23, 1998, the Company was taxed as an S corporation for federal income tax and certain state reporting purposes, which provides that taxable income or loss of the Company is generally passed through to the individual stockholders. Accordingly, no provision for federal and certain state income taxes has been recorded in the accompanying financial statements prior to February 23, 1998. Upon conversion from an S corporation to a C corporation, the Company recorded a deferred tax asset of $485,477, which reduced tax expense. The Company elected to be a C corporation in the state of California. Accordingly, taxes are provided for income attributable to the Company's operations in this state.

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

     Comprehensive Income equals net income.

     Stock-Based Compensation-- The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for stock option arrangements.

     New Accounting Pronouncements--Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as delayed by SFAS No. 137, will be effective for the Company in fiscal 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of this new standard to have a significant impact on its financial statements.

3. PRO FORMA INFORMATION

     The objective of the pro forma information is to show what the significant effects on the historical information might have been had the Company not been treated as a S corporation for tax purposes prior to February 23, 1998, the effective date of the Company's initial public offering.

     Income Taxes--The pro forma information presented in the consolidated statements of income reflects a provision for income taxes at an effective rate of 38.5% for the years ended January 2,1999 and December 31,1997.

     Pro Forma Net Income Per Share--Pro forma basic net income per share is based on the weighted average number of shares of common stock outstanding during the period plus the estimated number of shares offered by the Company (1,271,722) which were necessary to fund the $7,800,000 distribution paid to the Company's stockholder upon termination of the Company's status as a S corporation. Pro forma diluted net income per share is calculated using the number of shares used in the basic calculation plus the dilutive effect of stock options outstanding during the period.

                              SHOE PAVILION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4. FINANCING AGREEMENTS

     In October 1999, the Company and the financial institution lender amended the existing credit facility agreement to increase the Company's revolving line of credit from $15 million to $20 million and extend the expiration date from December 1, 2000 to May 30, 2001. At the same time, the amount available under the line of credit for the issuance of commercial and standby letters of credit was increased from $4 million to $5 million. The Company pays interest on outstanding amounts at the bank's prime rate or LIBOR plus 130 basis points, at the Company's option. The weighted average interest rate was 7.5% at January 1, 2000. Borrowings under the credit facility are secured by the Company's accounts receivable, general intangibles, inventory and other rights to payment. The agreement contains restrictive covenants, which were amended in March 2000, that require, among other things, that (a) total liabilities may not exceed 1.5 times tangible net worth, (b) quarterly net income after taxes and pre-tax profit must each not be less than one dollar, (c) EBITDA as determined on a rolling four-quarter basis, not be less than $4.3 million as of the first and second fiscal quarters and not be less than $5.0 million quarterly thereafter, and (d) the outstanding balance on the line of credit, including the amount of issued letters of credit, may not exceed 0.5 times the value of the inventory plus the amount of issued letters of credit. Although the agreement prohibits the declaration and payment of cash or stock dividends, the Company may repurchase shares of its common stock up to a maximum aggregate amount of $2 million. As of January 1, 2000, the unused and available portion of the credit facility was approximately $9.8 million.

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

     The Company's assets under capital leases as of January 1, 2000 and January 2, 1999 are as follows:

                                                       January 1,    January 2,
                                                          2000          1999
                                                       ----------    ----------
Total assets under capital leases....................  $  295,911    $  295,911
Less accumulated amortization........................     178,136       127,731
                                                       ----------    ----------
Total................................................  $  117,775    $  168,180
                                                       ==========    ==========

                              SHOE PAVILION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments require are as follows:

                                                         Capital     Operating
                                                          Leases       Leases
                                                        ----------  -----------
Year ending
2000.................................................   $   20,833  $ 8,948,838
2001.................................................       20,833    8,372,834
2002.................................................       47,613    6,799,317
2003.................................................                 5,455,893
2004.................................................            -    3,928,890
 Thereafter..........................................            -    6,940,237
                                                        ----------  -----------
Total minimum lease payments.........................       89,279  $40,446,009
                                                                    ===========

Less amounts representing interest...................       14,534
                                                        ----------

Present value of capital lease obligations...........       74,745
Less current portion.................................       13,232
                                                        ----------

Total long-term portion..............................   $   61,513
                                                        ==========


     Rental expense for the years ended January 1, 2000, January 2, 1999 and December 31, 1997 was $9,361,284, $5,934,733 and $5,438,395, respectively, including contingent rentals of $821,863, $307,355 and $278,740, respectively.

     Letters of Credit--The Company has obtained letters of credit in connection with overseas purchase arrangements. The total amount outstanding was $2,208,990 as of January 1, 2000. The Company also has standby letters of credit relating to rental agreements of $34,667 as of January 1, 2000.

     Contingencies--The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have an adverse material effect on the Company's financial position or results of operations.

                              SHOE PAVILION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6. INCOME TAXES

     The components of deferred tax assets (liabilities) are as follows:

CURRENT                                                                       January 1, 2000       January 2, 1999
    Uniform capitalization of inventory costs..............................      $  315,785             $182,218
    Accrued Vacation.......................................................          10,348                    -
    Inventory reserve......................................................          39,020                7,703
    Prepaid expenses.......................................................         (31,714)              (7,986)
    State Taxes............................................................         (74,220)               2,889

NONCURRENT
    Difference in basis of  fixed assets...................................         156,731              (44,575)
    Deferred rent and tenant improvements..................................         732,116              345,198
                                                                                 ----------             --------
Net Deferred Tax Asset.....................................................      $1,148,066             $485,447
                                                                                 ==========             ========

     The provision for income taxes consisted of the following:

Current                                                                       January 1, 2000       January 2, 1999
    Federal................................................................       $1,535,150           $1,419,981
    State..................................................................          361,316              212,450
                                                                                  ----------           ----------
           Total current...................................................        1,896,466            1,632,431

Deferred...................................................................          662,620              485,477
                                                                                  ----------           ----------

Total provision............................................................       $1,233,846           $1,146,954
                                                                                  ==========           ==========

     A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                                              January 1, 2000       January 2, 1999
Statutory federal rate......................................................        34.0%                  34.0%
State income taxes, net of federal income tax benefit.......................         4.6                   3.09
Other.......................................................................        (0.6)                 (1.14)
Change in tax status........................................................         0.0                 (10.69)
                                                                                    ----                 ------

Effective tax rate..........................................................        38.0%                 25.26%
                                                                                    ====                 ======

                              SHOE PAVILION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. STOCKHOLDERS' EQUITY

     Stock Options--In January 1998, the Company adopted the 1998 Equity Incentive Plan (the "1998 Plan") authorizing the issuance of 1,000,000 shares of Common Stock to key employees and consultants of the Company. The 1998 Plan provides for awards of nonqualified stock option grants to purchase Common Stock at prices equal to fair market value at the date of grant. During 1999, the Company granted options under this plan for the purchase of 81,000 shares of Common Stock at exercise prices ranging from $3.25 to $6.75 per share, the fair market value of the shares at the date of grant. Such options vest 20% each year, beginning at the date of grant and expire ten years from that date. At January 1, 2000, 708,750 options were available for grants and 49,750 options were exercisable.

     Directors' Stock Options--In January 1998, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan") authorizing the issuance of 100,000 shares of Common Stock to non-employee directors of the Company. The Directors' Plan provides for awards of nonqualified stock options to purchase Common Stock at prices equal to fair market value at the date of grant. During 1999, the Company granted options under this plan for the purchase of 5,000 shares of Common Stock at an exercise price of $5.00 per share, the fair market value of the shares at the date of grant. Such options vest 100% one year from grant date and expire six years from that date. At January 1, 2000, 80,000 options were available for grant and 15,000 options were exercisable.

     The following tables summarize information about the stock options under both plans outstanding at January 1, 2000:

                                                                                     Weighted
                                                                     Number            Average
                                                                    of Shares       Exercise Price
                                                                  -------------    ----------------
Balance at December 31, 1997                                             -                    -
     Options granted............................................     334,000             $ 6.96
     Options canceled...........................................     (26,000)             (7.52)
                                                                     -------
Balance at January 2, 1999......................................     308,000               6.91

     Options granted............................................      86,000               4.36
     Options canceled...........................................     (82,750)             (6.67)
                                                                     -------             ------
Balance at January 1, 2000......................................     311,250             $ 6.27
                                                                     =======             ======

Weighted average fair value of options granted during 1999......                         $ 4.35

Weighted average fair value of options granted during 1998......                         $ 5.06

                                           Weighted Average
                           Number             Remaining                                 Number
    Range of            Outstanding       Contractual Life      Weighted Average     Exercisable at     Weighted Average
 Exercise Prices     at January 1, 2000       (in years)         Exercise Price      January 1, 2000     Exercise Price
-----------------    ------------------   -----------------     ----------------     ---------------    -----------------
         $3.25             50,000                9.84                 $3.25                    0                $0.00
  $ 4.75-$6.75             42,500                8.53                 $5.59                    0                $0.00
  $7.00-$10.25            218,750                7.88                 $7.10               64,750                $7.07
  ------------            ------               ------                 -----               ------                -----
  $3.25-$10.25            311,250                8.28                 $6.27               64,750                $7.07
  ============            =======              ======                 =====               ======                =====

                              SHOE PAVILION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


7. STOCKHOLDERS' EQUITY (CONTINUED)

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and net income per share as though the Company had adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions and forfeitures being recognized as they occur.

                                                       Year Ended          Year Ended
                                                    January 1, 2000     January 2, 1999
                                                    ---------------     ---------------
Expected life in years following vesting               9.2 years           5.7 years
Stock price volatility...........................        87.01%              85.17%
Risk free interest rate..........................         6.0%                6.0%
Dividends during term............................         None                None

     If the computed fair values of all awards had been amortized to expense over the vesting period of the awards, net income would have been reduced to the pro forma amounts indicated below.

                                                      Year Ended         Year Ended
                                                    January 1, 2000    January 2, 1999
                                                    ---------------    ---------------
Net income:
   As reported...................................         $2,014,615         $3,393,452
   Pro forma for the effect of stock options.....         $1,787,608         $2,994,316

Net income per share:
  As reported:
   Basic.........................................         $     0.30         $     0.53
   Diluted.......................................         $     0.30         $     0.52
  Pro forma for the effect of stock options:
   Basic and diluted.............................         $     0.26         $     0.46


8. EMPLOYEE BENEFIT PLAN

     The Company established a 401(k) Savings Plan (the "Plan") effective January 1, 1998. An employee becomes eligible to participate in the Plan after completing one year of service and attainment of the age 21; however, all employees hired prior to January 1, 1998, regardless of length of service, were permitted to enroll in the Plan. Generally, employees may contribute up to 15% of their compensation or a maximum of $10,000 in accordance with IRC Sections 402(g), 401(k) and 415. For every dollar contributed to the Plan, the Company will match 50 cents, up to a maximum of 3% of the employee's compensation. The Company contributed $25,041 for the year ending January 1, 2000 and no contributions were made for the year ended January 2, 1999. The Company's contributions vest over a five-year period.

                              SHOE PAVILION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


9. QUARTERLY FINANCIAL DATA (UNAUDITED)

          (In thousands,                                  Historical
                                         ----------------------------------------------
           except per share data                                          Net Income
                                                                          Per Share
                                                                          ---------
                                                 Gross     Net
                                         Sales   Profit   Income     Basic      Diluted
                                         -----   ------   ------     -----      -------
          1999 Quarters
               4th Quarter..........    $21,699  $ 6,894  $   385   $   0.06   $   0.06
               3rd Quarter..........     18,469    6,177      245       0.04       0.04
               2nd Quarter..........     17,190    6,023      842       0.12       0.12
               1st Quarter..........     14,253    4,657      543       0.08       0.08

          1998 Quarters
               4th Quarter..........    $16,432  $ 6,145  $   885   $   0.13   $   0.13
               3rd Quarter..........     14,638    5,380      800       0.12       0.12
               2nd Quarter..........     13,386    4,795      686       0.10       0.10
               1st Quarter(1).......     11,451    3,810    1,023       0.19       0.19

(1) In connection with its public offering in February 1998, the Company terminated its status as an S corporation and recorded a deferred income tax benefit of $485,000. Pro forma net income (see Note 3) for the first quarter of 1998 was $427,000 and basic and diluted net income per share was $.07.

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

                    Consolidated Statements of Income

                    Consolidated Statements of Cash Flows

                    Consolidated Statements of Shareholders' Equity

                    Notes to Consolidated Financial Statements

          (2) Consolidated Supplementary Financial Statement Schedule for the years ended January 1, 2000 and January 2, 1999:

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

     Date: March 22, 2000


                                        SHOE PAVILION, INC.



                                        By /s/ Dmitry Beinus
                                        ----------------------------------------
                                               Dmitry Beinus
                                               Chairman of the Board, President
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

          Signature                   Capacity                         Date
          ---------                   --------                         ----

/s/ Dmitry Beinus           Chairman, President and Chief         March 22, 2000
-----------------------
Dmitry Beinus                Executive Officer (Principal
                                  Executive Officer)

/s/ Gary A. Schwartz         Vice President, Chief Financial      March 22, 2000
-----------------------
Gary A. Schwartz             Officer (Principal Financial Officer
                            and Principal Accounting Officer)

/s/ David H. Folkman                   Director                   March 22, 2000
-----------------------
David H. Folkman

/s/ Peter G. Hanelt                    Director                   March 22, 2000
-----------------------
Peter G. Hanelt

                                 EXHIBIT INDEX

     Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

  Exhibit
  Number                                   Exhibit
 ---------                                 -------
       2.1      Exchange Agreement dated February 23, 1998 by and among Shoe Pavilion, Inc.,
                Shoe Inn, Inc. and Dmitry Beinus (Incorporated by reference from Exhibit 2.1 to
                Registration Statement No. 333-41877).
       3.1      Certificate of Incorporation of the Registrant (Incorporated by reference from
                Exhibit 3.1 to Registration Statement No. 333-41877).
       3.2      Bylaws of the Registrant (Incorporated by reference from Exhibit 3.2 to
                Registration Statement No. 333-41877).
       4.1      Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-41877).
      10.1      Lease Agreement between Lincoln-Whitehall Pacific, LLC and Shoe Inn, Inc. dated
                October 28, 1996 (Incorporated by reference from Exhibit 10.1 to Registration
                Statement No. 333-41877).
      10.2      First Amendment to Lease Agreement between Lincoln-Whitehall Pacific, LLC and
                Shoe Pavilion Corporation dated September 17, 1998. (Incorporated by reference from Exhibit 10.2 to the Company's 10-K filed March 23, 1999.)
      10.3      Second Amendment to Lease Agreement between Lincoln-Whitehall Pacific, LLC and
                Shoe Pavilion Corporation dated January 11, 1999. (Incorporated by reference from Exhibit 10.3 to the Company's 10-K filed March 23, 1999.)
      10.4      1998 Equity Incentive Plan with forms of non-qualified and incentive stock option agreements (Incorporated by reference from Exhibit 10.2 to Registration
                Statement No. 333-41877).
      10.5      Directors' Stock Option Plan with form of stock option agreement (Incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-41877).
      10.6      Credit Agreement dated December 1, 1998 between Shoe Pavilion Corporation and
                Wells Fargo Bank, National Association. (Incorporated by reference from Exhibit
                10.6 to the Company's 10-K filed March 23, 1999.)
      10.7      Revolving Line of Credit Note dated December 1, 1998 between Shoe Pavilion
                Corporation and Wells Fargo Bank, National Association. Incorporated by
                reference from Exhibit 10.7 to the Company's 10-K filed March 23, 1999.)
      10.8      Continuing Guaranty dated December 1, 1998 between Shoe Pavilion, Inc. and
                Wells Fargo Bank, National Association. (Incorporated by reference from Exhibit
                10.8 to the Company's 10-K filed March 23, 1999.)
      10.9      Tax Allocation Agreement dated February 18, 1998 between Shoe Inn, Inc. and
                Dmitry Beinus (Incorporated by reference from Exhibit 10.5 to Registration
                Statement No. 333-41877).
     10.10      Agreement of Purchase and Sale dated as of April 14, 1997 among Standard Shoe
                Company and Shoe Inn, Inc. (Incorporated by reference from Exhibit 10.6 to
                Registration Statement No. 333-41877).
     10.11      Form of Indemnification Agreement between the Registrant and certain of its officers and directors (Incorporated by reference from Exhibit 10.7 to
                Registration Statement No. 333-41877).
     10.12      License Agreement dated July 7, 1999 between Richman Gordman 1/2 Price Stores,
                Inc. and Shoe Pavilion, Inc. (Incorporated by reference from Exhibit 10.1 to the Company's 10-Q filed August 5, 1999.)

                                                   (continued on following page)

          (continued from previous page)

  Exhibit
  Number                                   Exhibit
 ---------                                 -------
     10.13      First Amendment to License Agreement between Richman Gordman 1/2 Price Stores,
                Inc. and Shoe Pavilion, Inc. dated December 20, 1999.

     10.14      First Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells
                Fargo Bank, National Association dated October 30, 1999.

     10.15      Second Amendment to Credit Agreement between Shoe Pavilion Corporation and
                Wells Fargo Bank, National Association dated February 8, 2000.

     10.16      Third Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells
                Fargo Bank, National Association dated March 9, 2000.

        21      List of Subsidiaries

        23      Independent Auditors' Consent

        27      Financial Data Schedule

____________________