Form 10-Q
period 2000-04-01
SHOE PAVILION INC
filed 2000-05-10
CIK 1051009

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

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

     As of May 10, 2000 the Registrant had 6,800,000 shares of Common Stock outstanding.

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


                              SHOE PAVILION, INC.
                              INDEX TO FORM 10-Q

                                    PART I
                             FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1  -  Condensed Consolidated Financial Statements (Unaudited):
           Condensed Consolidated Balance Sheets..........................    3
           Condensed Consolidated Statements of Income....................    4
           Condensed Consolidated Statements of Cash Flows................    5
           Notes to Condensed Consolidated Financial Statements...........    6
Item 2  -  Management's Discussion And Analysis Of Financial Condition And
           Results Of Operations..........................................  7-8
Item 3  -  Quantitative And Qualitative Disclosures About Market Risk.....    8


                                    PART II
                               OTHER INFORMATION

Item 6  -  Exhibits And Reports On Form 8-K...............................    9

                                     PART I

                             FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

     The following financial statements and related financial information are filed as part of this report:

                              Shoe Pavilion, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

(In thousands, except share data)                                          April 1,    January 1,      April 3,
                                                                             2000         2000          1999
                                                                           -------     ----------      --------
               ASSETS
Current assets
    Cash                                                                      $764          $929          $918
    Accounts receivable                                                        525           578           510
    Inventories                                                             39,012        32,985        29,587
    Prepaid expenses and other                                                 860           609           332
                                                                           -------       -------       -------
            Total current assets                                            41,161        35,101        31,347

Property and equipment, net                                                  5,442         5,540         4,204
Other assets                                                                   973           972           630
                                                                           -------       -------       -------
            Total assets                                                   $47,576       $41,613       $36,181
                                                                           =======       =======       =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                      $15,096       $11,139        $8,397
     Accrued expenses                                                        1,114         1,643           956
     Short-term borrowings                                                  10,334         8,000         8,000
     Current portion of capital lease obligations                               13            13            12
                                                                           -------       -------       -------
            Total current liabilities                                       26,557        20,795        17,365

Deferred rent                                                                1,688         1,712         1,172
Capital lease obligations, less current portion                                 58            62            72
                                                                           -------       -------       -------
            Total liabilities                                               28,303        22,569        18,609
                                                                           -------       -------       -------


Stockholders' equity
      Preferred stock- $.001 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                            -             -             -
      Common stock- $.001 par value: 15,000,000 shares authorized;
      6,800,000 issued and outstanding                                           7             7             7
      Additional paid-in capital                                            13,968        13,968        13,968
      Retained earnings                                                      5,298         5,069         3,597
                                                                           -------       -------       -------
            Total stockholders' equity                                      19,273        19,044        17,572
                                                                           -------       -------       -------
            Total liabilities and stockholders' equity                     $47,576       $41,613       $36,181
                                                                           =======       =======       =======

           See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

              (In thousands, except per share and number of stores)
                                                                              Thirteen Weeks Ended
                                                                              April 1,      April 3,
                                                                                2000          1999
                                                                              --------      --------
              Net sales                                                        $19,322       $14,253
              Cost of sales and related occupancy expenses                      13,235         9,596
                                                                               -------       -------
                       Gross profit                                              6,087         4,657
              Selling, general and administrative expenses                       5,521         3,618
                                                                               -------       -------
                       Income from operations                                      566         1,039
              Interest expense and other, net                                      189           134
                                                                               -------       -------
              Income before taxes                                                  377           905
              Income taxes                                                         148           362
                                                                               -------       -------
              Net Income                                                          $229          $543
                                                                               =======       =======

              Earnings per share:
              Basic                                                              $0.03         $0.08
              Diluted                                                            $0.03         $0.08

              Weighted average shares outstanding:
              Basic                                                              6,800         6,800
              Diluted                                                            6,801         6,805

              Stores Open at end of period                                         111            69

              See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

           (In thousands)
                                                                           Thirteen Weeks Ended
                                                                           April 1,      April 3,
                                                                             2000          1999
                                                                           --------      --------
           Operating activities:
           Net income                                                          $229          $543
           Adjustments to reconcile net income to net cash
             used by operating activities
             Depreciation and Amortization                                      347           237
             Cash provided (used) by changes in:
                Accounts receivable                                              53             -
                Inventories                                                  (6,027)       (2,695)
                Prepaid expenses and other current assets                      (251)         (585)
                Other assets                                                     (1)           (2)
                Accounts payable                                              3,957         2,430
                Accrued expenses                                               (529)           10
                Deferred rent                                                   (24)           74
                                                                           --------      --------
                   Net cash provided (used) by operating activities          (2,246)           12
                                                                           --------      --------

           Investing activity-
              Purchase of property and equipment, net                          (249)         (606)
                                                                           --------      --------

           Financing activities:
               Proceeds (payments) from (to) line of credit                   2,334          (407)
              Principal payments on capital leases                               (4)           (3)
                                                                           --------      --------
                   Net cash provided by financing activities                  2,330          (410)
                                                                           --------      --------
           NET DECREASE IN CASH                                                (165)       (1,004)
           CASH, BEGINNING OF PERIOD                                            929         1,922
                                                                           --------      --------
           CASH, END OF PERIOD                                                 $764          $918
                                                                           ========      ========

           See notes to condensed consolidated financial statements.

             Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

General - The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments necessary to present fairly the financial position at April 1, 2000 and April 3, 1999 and the interim results of
operations and cash flows for the three months then ended.   The balance sheet
as of January 1, 2000 presented herein has been derived from the audited financial statements of the Company as of January 1, 2000.

Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended January 1, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended January 1, 2000 on Form 10-K.

The results of operations for the thirteen-week periods presented herein are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income and net income are the same.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company operated 76 retail stores in California, Washington and Oregon and 35 licensed shoe departments in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma and South Dakota as of April 1, 2000.

The Company operates and manages the 35 shoe departments pursuant to a licensing agreement with Gordmans, Inc., a midwestern department store. The Company entered into the Gordmans license agreement in July 1999 and began to operate and manage the shoe departments shortly thereafter.


Results of Operations

Net sales increased 35.6% to $19.3 million for the thirteen-week period ended April 1, 2000 from $14.3 million for the comparable period in 1999. This increase in net sales was primarily attributable to new stores sales of $5.9 million plus a 4.4% increase in comparable store sales.

Gross profit increased 30.7% to $6.1 million for the thirteen-week period ended April 1, 2000 from $4.7 million for the same period in 1999, but decreased as a percentage of net sales to 31.5% from 32.7%. The decrease in gross profit as a percentage of net sales was primarily attributable to lower retail prices and a greater percentage of markdowns taken during the current period versus the same period last year.

Selling, general and administrative expenses increased 52.6% to $5.5 million for the thirteen-week period ended April 1, 2000 from $3.6 million for the comparable period in 1999 and increased as a percentage of net sales to 28.6% from 25.4%. The increase in selling, general and administrative expenses as a percentage of net sales, was primarily attributable to increases in payroll and related expenses incurred in connection with new store openings and costs associated with leasing new information systems equipment.

Interest expense and other, net increased 41.0% to $189,000 for the thirteen-week period ended April 1, 2000 from $134,000 for the comparable period in 1999. The increase was attributable to higher average borrowings and costs on the Company's revolving line of credit to support increased inventory levels for new stores.


Liquidity and Capital Resources

The Company has historically funded its cash requirements primarily through cash flow from operations and borrowings under its credit facility. Net cash used by operating activities during the thirteen-week period ended April 1, 2000 totaled $2.2 million and was primarily used to fund increased inventory levels. Net cash, provided by financing activities, for the thirteen-week period ended April 1, 2000 totaled $2.3 million and was drawn down from the Company's line of credit.

Capital expenditures for the thirteen-week period ended April 1, 2000 were $251,000 for the build-out of two new stores. The Company's primary cash requirements have been related to capital expenditures for new stores, including merchandise inventory for such stores and leasehold improvements. During 2000, the Company anticipates that cash will be used primarily for merchandise inventory and capital expenditures. The

Company estimates that the cost of capital expenditures for fiscal 2000, excluding the cost of any possible acquisitions, will total approximately $1.3 million, primarily for the build-out of approximately 10 to 15 new stores, including new Gordman shoe departments.

The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $20.0 million expiring on May 30, 2001. As of April 1, 2000, the unused and available portion of the credit facility was approximately $7.4 million. The Company believes that operating cash flow and borrowings under its credit facility will be sufficient to complete the Company's 2000 store expansion program and to satisfy the Company's other capital requirements through fiscal 2000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported in the Company's Form 10-K for the fiscal year ended January 1, 2000.

                                    PART II
                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

              10.17 Web Services Agreement dated May 2, 2000 between Shoe Pavilion Corporation and Shoesite.com dba Zappos.com.

              27.1   Financial Data Schedule

         (b) Reports on Form 8-K filed during the thirteen-week period ended April 1, 2000:

              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2000.


                              SHOE PAVILION, INC., as Registrant

                              By /s/ Dmitry Beinus
                              ------------------------------------
                              Dmitry Beinus
                              Chairman and Chief Executive Officer


                              By /s/ Gary A. Schwartz
                              ------------------------------------
                              Gary A. Schwartz
                              Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit Number          Description
--------------          -----------

10.17 Web Services Agreement dated May 2, 2000 between Shoe Pavilion Corporation and Shoesite.com dba Zappos.com.

27.1                    Financial Data Schedule