Form 10-Q
period 2000-07-01
SHOE PAVILION INC
filed 2000-08-11
CIK 1051009

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

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

   As of August 7, 2000 the Registrant had 6,800,000 shares of Common Stock outstanding.

                          FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from management's current expectations. These factors include, without limitation, change in the trend of same store sales, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, the Company's ability to purchase attractive name brand merchandise at desirable discounts and the availability of desirable store locations and management's ability to negotiate acceptable lease terms and open new stores in a timely manner. Other risk factors are detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update forward-looking statements.

                              SHOE PAVILION, INC.
                              INDEX TO FORM 10-Q

                                    PART I
                             FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements (Unaudited):                      Page
                                                                                       ----
         Condensed Consolidated Balance Sheets........................................   3
         Condensed Consolidated Statements of Income..................................   4
         Condensed Consolidated Statements of Cash Flows..............................   5
         Notes to Condensed Consolidated Financial Statements.........................   6
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................. 7-8
Item 3 - Quantitative and Qualitative Disclosures About Market Risk...................   8

                                    PART II
                               OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders..........................   9

Item 6 - Exhibits and Reports on Form 8-K.............................................   9

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

  The following financial statements and related financial information are filed as part of this report:

                              Shoe Pavilion, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

(In thousands, except share data)                                           July 1,            January 1,
                                                                              2000                  2000
               ASSETS

Current assets
    Cash                                                                   $   638               $   929
    Accounts receivable                                                        147                   578
    Inventories                                                             39,461                32,985
    Prepaid expenses and other                                                 916                   609
                                                                           -------               -------
            Total current assets                                            41,162                35,101

Property and equipment, net                                                  5,254                 5,540
Other assets                                                                   950                   971
                                                                           -------               -------
            Total assets                                                   $47,366               $41,612
                                                                           =======               =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                      $11,034               $11,139
     Accrued expenses                                                        2,122                 1,643
     Short-term borrowings                                                  12,186                 8,000
     Current portion of capital lease obligations                               14                    13
                                                                           -------               -------
            Total current liabilities                                       25,356                20,795

Deferred rent                                                                1,538                 1,712
Capital lease obligations, less current portion                                 54                    62
                                                                           -------               -------
            Total liabilities                                               26,948                22,569
                                                                           -------               -------

Stockholders' equity
      Preferred stock- $.001 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                            -                     -
      Common stock- $.001 par value: 15,000,000 shares authorized;
      6,800,000 shares issued and outstanding                                    7                     7
      Additional paid-in capital                                            13,967                13,967
      Retained earnings                                                      6,444                 5,069
                                                                           -------               -------
            Total stockholders' equity                                      20,418                19,043
                                                                           -------               -------
            Total liabilities and stockholders' equity                     $47,366               $41,612
                                                                           =======               =======

See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

(In thousands, except per share and operating data)

                                                          Thirteen weeks ended     Twenty-six weeks ended

                                                            July 1,    July 3,        July 1,     July 3,
                                                              2000       1999           2000        1999
Net sales                                                  $24,951    $17,190        $44,273     $31,443
Cost of sales and related occupancy expenses                16,400     11,167         29,635      20,763
                                                           -------    -------        -------     -------
         Gross profit                                        8,551      6,023         14,638      10,680
Selling, general and administrative expenses                 6,392      4,520         11,913       8,138
                                                           -------    -------        -------     -------
         Income from operations                              2,159      1,503          2,725       2,542
Interest expense                                               233        138            423         276
Other (income) expense                                          31         (1)            30          (5)
                                                           -------    -------        -------     -------
Income before taxes                                          1,895      1,366          2,272       2,271
Income tax provision                                           749        524            897         886
                                                           -------    -------        -------     -------
Net Income                                                 $ 1,146    $   842        $ 1,375     $ 1,385
                                                           =======    =======        =======     =======

Earnings per share:
Basic                                                      $  0.17    $  0.12        $  0.20     $  0.20
Diluted                                                    $  0.17    $  0.12        $  0.20     $  0.20

Weighted average shares outstanding:
Basic                                                        6,800      6,800          6,800       6,800
Diluted                                                      6,801      6,800          6,802       6,802

Stores Open at end of period                                                             112          76

              See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

(In thousands)

                                                                Twenty-Six Weeks Ended
                                                                July 1,         July 3,
                                                                 2000            1999
Operating activities:
Net income                                                      $ 1,375        $  1,385
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization                                     693             549
  Loss on disposal of assets                                         40               -
  Deferred taxes                                                      -             (23)
  Effect of changes in:
     Accounts receivable                                            431               -
     Inventories                                                 (6,476)         (3,609)
     Prepaid expenses and other                                    (286)           (388)
     Accounts payable                                              (105)           2,960
     Accrued expenses                                               479            (432)
     Deferred rent                                                 (174)            296
                                                                -------        --------
        Net cash provided (used) by operating activities         (4,023)            738
                                                                -------        --------

Investing activity-
   Purchase of property and equipment, net                         (447)         (1,345)
                                                                -------        --------

Financing activities:
   Proceeds (payments) from (on) line of credit                   4,186            (407)
   Principal payments on capital leases                              (7)             (6)
                                                                -------        --------
        Net cash provided (used) by financing activities        4,179            (413)
                                                                -------        --------
Net decrease in cash                                               (291)         (1,020)
Cash, beginning of period                                           929           1,922
                                                                -------        --------
Cash, end of period                                             $   638        $    902
                                                                =======        ========

           See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.

              Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation

General - The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. (the "Company") without audit, and in the opinion of management, include all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods presented. The balance sheet as of January 1, 2000 presented herein has been derived from the audited financial statements of the Company as of January 1, 2000.

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

The results of operations for the thirteen-weeks and twenty-six weeks periods presented herein are not necessarily indicative of the results to be expected for the full year.


Comprehensive Income and net income are the same.

2.  New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. This statement is effective for the Company beginning in the year 2001. The Company believes adoption of this statement will not have a material impact on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) NO. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the Company's quarter ended December 30, 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management does not believe that the adoption of the provisions of SAB 101 will have a material impact on the Company's income statement presentation, operating results or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company operated 77 retail stores in California, Washington and Oregon and 35 licensed shoe departments in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma and South Dakota as of July 1, 2000.

The Company operates and manages the 35 shoe departments pursuant to a licensing agreement with Gordmans, Inc., a midwestern department store. The Company entered into the Gordmans license agreement in July 1999 and began to operate and manage the shoe departments shortly thereafter.

Results of Operations

     Net sales for the thirteen weeks ended July 1, 2000 increased 45.1% to $25.0 million, from sales of $17.2 million in the comparable period last year. Net sales for the twenty-six weeks ended July 1, 2000 increased 40.8% to $44.3 million, from sales of $31.4 million in the comparable period last year. The increases in sales for the thirteen and twenty-six weeks ended July 1, 2000 are principally attributable to new stores sales of $7.4 million and $13.3 million, respectively. In addition, the Company's comparable store net sales increased 13.4% and 9.2% for the thirteen weeks and twenty-six weeks ended July 1, 2000, respectively. Those increases were partially offset by stores closed.

     Gross profit for the thirteen weeks ended July 1, 2000 increased 42.0% to $8.6 million from gross profit of $6.0 million for the same period last year. Gross profit as a percent of sales decreased to 34.3% for the thirteen weeks ended July 1, 2000 from 35.0% for the same period last year. For the twenty-six weeks ended July 1, 2000 gross profit increased 37.1% to $14.6 million, from gross profit of $10.7 million for the comparable period last year. Gross profit as a percent of sales decreased to 33.1% for the twenty-six weeks ended July 1, 2000 from 34.0% for the comparable period last year. The increase in gross margin dollars for the thirteen weeks and twenty-six weeks ended July 1, 2000 is principally attributable to the increased sales during these periods.

     Selling, general and administrative expenses increased by $1.9 million or 41.4% for the thirteen weeks ended July 1, 2000 as compared with the same period last year but decreased as a percentage of net sales to 25.6% from 26.3% for the same period last year. Selling, general and administrative expenses increased by $3.8 million or 46.4% for the twenty-six weeks ended July 1, 2000 as compared with the same period last year and increased as a percentage of net sales to 26.9% from 25.9% for the same period last year. The increases in selling, general and administrative expenses during the thirteen weeks and twenty-six weeks ended July 1, 2000 are principally attributable to increased sales payroll and related benefits, other selling costs, additional advertising and freight out related to the increased sales during the quarter. In addition, administrative expenses increased during the thirteen weeks and twenty-six weeks ended July 1, 2000 as the result of additional staff to support the increased sales and costs associated with the new information system.

     Interest expense increased $95,000 and $147,000 for the thirteen weeks and twenty-six weeks ended July 1, 2000 as compared with the same periods in 1999. These increases are principally attributable to higher average borrowings on the Company's revolving line of credit to support increased inventory levels for new stores and higher sales. In addition interest rates during the thirteen weeks and twenty-six weeks ended July 1, 2000 increased compared to the same periods in 1999.

Liquidity and Capital Resources

The Company has historically funded its cash requirements primarily through cash flow from operations and borrowings under its credit facility. Net cash used by operating activities during the twenty-six week period ended July 1, 2000 totaled $4.0 million and was primarily used to fund increased inventory levels. Net cash, provided by financing activities, for the twenty-six-week period ended July 1, 2000 totaled $4.2 million and was drawn down from the Company's line of credit.

Capital expenditures for the twenty-six week period ended July 1, 2000 were $447,000. These expenditures were principally related to the build-out of two new stores and two leased departments, equipment for the Company's distribution facility, the remodeling of two stores and new fixtures for three stores. The Company's primary cash requirements have been related to capital expenditures for new stores, including merchandise inventory for such stores and leasehold improvements. During the remainder of the Company's fiscal year 2000, the Company anticipates that cash will be used primarily for merchandise inventory and capital expenditures.

The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $20.0 million expiring on May 30, 2001. As of July 1, 2000, the unused and available portion of the credit facility was approximately $4.5 million.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a description of new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported in the Company's Form 10-K for the fiscal year ended January 1, 2000.

                                    PART II

                               OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders.

     In April 2000, the Company submitted to shareholders two matters both of which were approved at the annual meeting held on May 17, 2000. The matters were: (1) to elect four directors to serve on the board of directors until the next annual meeting of stockholders and until their successors shall have been elected; and (2) to ratify the selection of Deloitte & Touche LLP as independent auditors for the Company.

     At the annual meeting, the following directors received the following votes:

                             FOR     WITHHELD
                          ---------  --------
     Dmitry Beinus        6,639,929    21,350
     Gary A. Schwartz     6,639,929    21,350
     David H. Folkman     6,639,929    21,350
     Peter G. Hanelt      6,639,929    21,350

The shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 30, 2000 with voting as follows: 6,653,979 For, 7,300 Against, and 138,721 No Vote.

On June 2, 2000, Gary A. Schwartz resigned as Chief Financial Officer of the Company and as a member of the board of directors. On June 5, 2000, John D. Hellmann was hired as Chief Financial Officer of the Company. No replacement for Mr. Schwartz has been named to serve on the board of directors.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended July 1, 2000:

          None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of August 2000.

                              SHOE PAVILION, INC., as Registrant


                              By /s/ Dmitry Beinus
                              -------------------------------------------
                              Dmitry Beinus
                              Chairman and Chief Executive Officer

                              By  /s/ John D. Hellmann
                              -------------------------------------------
                              John D. Hellmann
                              Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit Number  Description
--------------  -----------

27.1            Financial Data Schedule