Form 10-Q
period 2000-09-30
SHOE PAVILION INC
filed 2000-11-13
CIK 1051009

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

  Yes [X]  No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of November 7, 2000 the Registrant had 6,800,000 shares of Common Stock outstanding.

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


                              SHOE PAVILION, INC.
                              INDEX TO FORM 10-Q

                                     PART I
                             FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements (Unaudited):        Page
                                                                         ----
         Condensed Consolidated Balance Sheets........................    3
         Condensed Consolidated Statements of Income..................    4
         Condensed Consolidated Statements of Cash Flows..............    5
         Notes to Condensed Consolidated Financial Statements.........    6
Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................  7-8
Item 3 - Quantitative and Qualitative Disclosures About Market Risk...    8

                                    PART II
                               OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders..........    9
Item 6 - Exhibits and Reports on Form 8-K ............................    9

Signatures............................................................   10

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

     The following financial statements and related financial information are filed as part of this report:

                               Shoe Pavilion, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

(In thousands, except share data)                                        September 30,        January 1,
                                                                                  2000              2000
                ASSETS
Current assets
    Cash                                                                       $   682           $   929
    Accounts receivable                                                            520               578
    Inventories                                                                 43,772            32,985
    Prepaid expenses and other                                                     837               609
                                                                      ----------------      ------------
            Total current assets                                                45,811            35,101

Property and equipment, net                                                      5,195             5,540
Other assets                                                                       950               971
                                                                      ----------------      ------------
            Total assets                                                       $51,956           $41,612
                                                                      ================      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                           $11,767           $11,139
    Accrued expenses                                                             1,772             1,643
    Short-term borrowings                                                       16,080             8,000
    Current portion of capital lease obligations                                    14                13
                                                                      ----------------      ------------
            Total current liabilities                                           29,633            20,795

Deferred rent                                                                    1,465             1,712
Capital lease obligations, less current portion                                     51                62
                                                                      ----------------      ------------
            Total liabilities                                                   31,149            22,569
                                                                      ----------------      ------------

Stockholders' equity
    Preferred stock- $.001 par value; 1,000,000 shares authorized;
    no shares issued or outstanding                                                  -                 -
    Common stock- $.001 par value; 15,000,000 shares authorized;
    6,800,000 issued and outstanding                                                 7                 7
    Additional paid-in capital                                                  13,967            13,967
    Retained earnings                                                            6,833             5,069
                                                                      ----------------      ------------
            Total stockholders' equity                                          20,807            19,043
                                                                      ----------------      ------------
            Total liabilities and stockholders' equity                         $51,956           $41,612
                                                                      ================      ============


    See notes to condensed consolidated financial statements.

                               Shoe Pavilion, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

(In thousands, except per share and number of stores)
                                                              Thirteen weeks ended                Thirty-nine weeks ended
                                                        ---------------------------------      -------------------------------
                                                          September 30,        October 2,        September 30,      October 2,
                                                                   2000              1999                 2000            1999

Net sales                                                       $23,148           $18,469              $67,421         $49,912
Cost of sales and related occupancy expenses                     15,527            12,508               45,162          33,271
                                                        ---------------   ---------------      ---------------    ------------
         Gross profit                                             7,621             5,961               22,259          16,641
Selling, general and administrative expenses                      6,602             5,418               18,515          13,556
                                                        ---------------   ---------------      ---------------    ------------
         Income from operations                                   1,019               543                3,744           3,085
Interest expense                                                    349               156                  772             432
Other expense                                                        28                12                   58               7
                                                        ---------------   ---------------      ---------------    ------------
Income before taxes                                                 642               375                2,914           2,646
Income tax provision                                                253               130                1,150           1,016
                                                        ---------------   ---------------      ---------------    ------------
Net income                                                      $   389           $   245              $ 1,764         $ 1,630
                                                        ===============   ===============      ===============    ============
Earnings per share:
Basic                                                           $  0.06           $  0.04              $  0.26         $  0.24
Diluted                                                         $  0.06           $  0.04              $  0.26         $  0.24

Weighted average shares outstanding:
Basic                                                             6,800             6,800                6,800           6,800
Diluted                                                           6,845             6,800                6,810           6,801

Stores operated at end of period                                                                           113             111


See notes to condensed consolidated financial statements

                               Shoe Pavilion, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

(In thousands)
                                                                 Thirty-nine Weeks Ended
                                                     ---------------------------------------------
                                                             September 30,              October 2,
                                                                     2000                     1999
Operating activities:
Net income                                                        $  1,764                 $ 1,630
Adjustments to reconcile net income to net cash
 used by operating activities
 Depreciation and amortization                                       1,055                     877
 Deferred taxes                                                          -                     (46)
 Loss on disposal of fixed assets                                       79                       -
 Effect of changes in:
  Inventories                                                      (10,787)                 (6,936)
  Accounts receivables                                                  58                    (451)
  Prepaid expenses and other                                          (207)                   (183)
  Accounts payable                                                     628                   4,827
  Accrued expenses                                                     129                    (846)
  Deferred rent                                                       (247)                    364
                                                     ---------------------            ------------
         Net cash used by operating activities                      (7,528)                   (764)
                                                     ---------------------            ------------

Investing activity-
 Purchase of property and equipment                                   (789)                 (2,193)

Financing activities:
 Proceeds from line of credit, net                                   8,080                   1,618
 Principal payments on capital leases                                  (10)                     (9)
                                                     ---------------------            ------------
         Net cash provided by financing activities                   8,070                   1,609
                                                     ---------------------            ------------
Net decrease in cash                                                  (247)                 (1,348)
Cash, beginning of period                                              929                   1,922
                                                     ---------------------            ------------
Cash, end of period                                               $    682                 $   574
                                                     =====================            ============


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

The results of operations for the thirteen weeks and thirty-nine weeks periods presented herein are not necessarily indicative of the results to be expected for the full year.


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) NO. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the Company's quarter ended December 30, 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management does not believe that the adoption of the provisions of SAB 101 will have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. As of September 30, 2000, the Company operated 78 retail stores in California, Washington, Oregon and Oklahoma and 35 licensed shoe departments in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma and South Dakota.

The Company operates and manages the 35 shoe departments pursuant to a licensing agreement with Gordmans, Inc., a midwestern department store chain. The Company entered into the Gordmans license agreement in July 1999 and began to operate and manage the shoe departments shortly thereafter.

Results of Operations

Net sales for the thirteen weeks ended September 30, 2000 increased 25.3% to $23.1 million, from net sales of $18.5 million in the comparable period last year. Net sales for the thirty-nine weeks ended September 30, 2000 increased 35.1% to $67.4 million, from net sales of $49.9 million in the comparable period last year. The increases in net sales for the thirteen weeks and thirty-nine weeks ended September 30, 2000 are principally attributable to the increase in new stores net sales of $3.8 million and $17.1 million, respectively. In addition, the Company's comparable stores net sales increased 13.4% and 10.7% for the thirteen weeks and thirty-nine weeks ended September 30, 2000, respectively. Increases during the periods were partially offset by store closings.

Gross profit for the thirteen weeks ended September 30, 2000 increased 27.8% to $7.6 million from gross profit of $6.0 million for the same period last year. Gross profit as a percent of net sales increased to 32.9% for the thirteen weeks ended September 30, 2000 from 32.3% for the same period last year. For the thirty-nine weeks ended September 30, 2000, gross profit increased 33.8% to $22.3 million, from gross profit of $16.6 million for the comparable period last year. Gross profit as a percent of net sales decreased slightly to 33.0% for the thirty-nine weeks ended September 30, 2000 from 33.3% for the comparable period last year. The increase in gross margin dollars for the thirteen weeks and thirty-nine weeks ended September 30, 2000 is principally attributable to the increased sales during these periods. The increase in gross margin as a percentage of net sales for the thirteen weeks ended September 30, 2000 is partially attributable to the reduction in occupancy costs as a percentage of net sales.

Selling, general and administrative expenses increased by $1.2 million or 21.9 % for the thirteen weeks ended September 30, 2000 as compared with the same period last year but decreased as a percentage of net sales to 28.5% from 29.3% for the same period last year. Selling, general and administrative expenses increased by $5.0 million or 36.6% for the thirty-nine weeks ended September 30, 2000 as compared with the same period last year and increased slightly as a percentage of net sales to 27.5% from 27.2% for the same period last year. The increases in selling, general and administrative expenses during the thirteen weeks and thirty-nine weeks ended September 30, 2000 are principally attributable to increased sales payroll and related benefits, other selling costs, additional advertising and freight out related to the increased sales during these periods. In addition, administrative expenses increased during the thirty-nine weeks ended September 30, 2000 as the result of hiring additional staff to support the increased sales and costs associated with a new information system.

Interest expense increased $193,000 and $340,000 for the thirteen weeks and thirty-nine weeks ended September 30, 2000, respectively, as compared with the same periods in 1999. These increases are principally attributable to higher average borrowings on the Company's revolving line of credit to support increased inventory levels related in part to the higher sales in 2000. In addition, interest rates during the thirteen weeks and thirty-nine weeks ended September 30, 2000 increased compared to the same periods in 1999.

Liquidity and Capital Resources

The Company has historically funded its cash requirements primarily through cash flow from operations and borrowings under its credit facility. Net cash used by operating activities during the thirty-nine week period ended September 30, 2000 totaled $7.5 million and was primarily used to fund increased inventory levels. Net cash, provided by financing activities, for the thirty-nine week period ended September 30, 2000 totaled $8.1 million and was drawn down from the Company's line of credit.

Capital expenditures for the thirty-nine week period ended September 30, 2000 were $789,000. These expenditures were principally related to the build-out of five new stores and two leased departments, the remodeling of five stores and the purchase of equipment for the Company's distribution facility. During the remainder of the Company's fiscal year 2000, the Company anticipates that cash will be used primarily for merchandise inventory and to a lesser degree for capital expenditures.

The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $20.0 million expiring on May 30, 2001. As of September 30, 2000, the unused and available portion of the credit facility was approximately $3.6 million.

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

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits required to be filed by Item 601 of Regulation S-K:

                  27.1 Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

                  None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of November 2000.

                              SHOE PAVILION, INC., as Registrant

                              By /s/ Dmitry Beinus
                              --------------------------------------------
                              Dmitry Beinus
                              Chairman and Chief Executive Officer

                              By  /s/ John D. Hellmann
                              --------------------------------------------
                              John D. Hellmann
                              Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit Number                           Description
--------------                           -----------

27.1                                     Financial Data Schedule