Form 10-K
period 2000-12-30
SHOE PAVILION INC
filed 2001-03-30
CIK 1051009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
                  For the fiscal year ended December 30, 2000

                         Commission File Number 0-23669

                              SHOE PAVILION, INC.
             (Exact name of registrant as specified in its charter)

                                                       94-3289691
                Delaware                             (IRS Employer
      (State or other jurisdiction               Identification Number)
    of incorporation or organization)


                                                         94804
  3200-F Regatta Boulevard, Richmond,                  (Zip Code)
               California
    (Address of principal executive
                offices)

                               ----------------

                        Telephone Number: (510) 970-9775

          Securities Registered Pursuant to Section 12(b) of the Act:


                                             Name of each exchange on which
          Title of each class                         registered
          -------------------                ------------------------------
                  None                                    None

          Securities Registered Pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At March 19, 2001 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $3,737,500.

   At March 19, 2001 the number of shares outstanding of registrant's Common Stock was 6,800,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders--Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              Shoe Pavilion, Inc.
                      Index to Annual Report on Form 10-K

                      For the year ended December 30, 2000

                                                                                                 Page
                                                                                                 ----
                                            PART I
Item 1   Business...............................................................................   3
Item 2   Properties.............................................................................   8
Item 3   Legal Proceedings......................................................................   8
Item 4   Submission of Matters to a Vote of Security Holders....................................   8
                                            PART II
Item 5   Market for the Registrant's Common Equity and Related Stockholder Matters..............   9
Item 6   Selected Financial Data................................................................  10
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations..  11
Item 7A  Quantitative and Qualitative Disclosure About Market Risk..............................  19
Item 8   Financial Statements and Supplementary Data............................................  20
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  34
                                           PART III
Item 10  Directors and Executive Officers of the Registrant.....................................  34
Item 11  Executive Compensation.................................................................  34
Item 12  Security Ownership of Certain Beneficial Owners and Management.........................  34
Item 13  Certain Relationships and Related Transactions.........................................  34
                                            PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  34

                                     PART I

Item 1--Business

General

   Shoe Pavilion, Inc. is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the designer and name brand footwear market. As of December 30, 2000 the Company operated 80 retail stores in California, Washington, Oregon and Oklahoma, of which 79 operated under the trade name Shoe Pavilion. In addition, as of December 30, 2000, the Company operated the shoe department of 36 Gordmans, Inc. (formerly Richman Gordman 1/2 Price Stores, Inc.) department stores in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma and South Dakota under a licensing agreement entered into in July 1999.

   The Company offers quality designer and name brand footwear such as Clarks, Dexter, Fila, Florsheim, Naturalizer, Nickles and Rockport, typically at 30% to 70% below regular department store prices for the same shoes. Such price discounts appeal to value-oriented consumers seeking quality brand name footwear not typically found at other off-price retailers or mass merchandisers. The Company is able to offer lower prices by (i) selectively purchasing large blocks of production over-runs, over-orders, mid- and late-season deliveries and last season's stock from manufacturers and other retailers at significant discounts, (ii) sourcing in-season name brand and branded design merchandise directly from factories in Italy, Brazil, China and Spain and (iii) negotiating favorable prices with manufacturers by ordering merchandise during off-peak production periods and taking delivery at its central warehouse in Richmond, California. During 2000, the Company purchased footwear merchandise from over 100 domestic and international vendors, independent resellers, manufacturers and other retailers that frequently have excess inventory for sale.

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

   Shoe Pavilion is a standardized concept that offers a bright, clean, low maintenance and functional shopping environment to customers interested in purchasing quality men's and women's value priced footwear. The Company's stores are strategically located in strip malls, outlet centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. Shoe Pavilion stores average approximately 8,000 square feet and offer between 5,000 and 41,000 pairs of shoes, while the Gordmans licensed shoe departments average approximately 3,100 square feet and offer between 5,000 and 10,000 pairs of shoes. The Company opened, net of closures, 5 stores (including 3 Gordmans' shoe departments) in 2000, 42 stores (including 33 Gordmans' shoe departments) in 1999, and 14 stores in 1998. During 2001, the Company intends to open 2 to 4 new stores, including licensed shoe departments, primarily in its existing markets. It also expects to close 2 to 4 stores in 2001.

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

Operating Strategy

   The Company's objective is to be the leading off-price retailer of designer label and name brand footwear in each of the markets it serves. The operating strategy is designed to allow the Company to offer its customers quality footwear typically at 30% to 70% below department store prices for the same shoes. The following summarizes key elements of the Company's operating strategy:

 . Off-Price Concept, Premium Name Brands. The Company differentiates itself from other off-price retailers and deep discount chains by focusing on higher price point merchandise, extending the off-price concept into the designer and name brand footwear market. As a result, the Company generally does not compete with other discount stores in obtaining the majority of its merchandise. Similarly, while some department store and brand name retail chains operate discount outlets, such operations generally obtain merchandise from existing inventory of their retail affiliates rather than from external sources. Some of the Company's most successful stores have benefited from the heightened consumer awareness and preference to shop at discount malls or outlet centers, both of which typically include other off-price retailers.

 . Broad Selection of Designer Footwear. The Company offers a broad selection of quality footwear from over 75 name brands such as Skechers, New Balance, BCBG, Naturalizer, Hush Puppy, Fila and Dexter. The availability and wide variety of premium brand names distinguish Shoe Pavilion and serve to attract first time buyers and consumers who otherwise might shop at more expensive department stores. The wide variety of brand names also enables the Company to tailor its merchandise from store to store to accommodate consumer preferences that may vary by location.

 . Selective Bulk Purchases; Diverse Vendor Network. The Company is able to offer lower prices by selectively purchasing large blocks of over-runs, over-orders, mid- and late-season deliveries and last season's stock from over 100 domestic and international vendors, independent resellers, manufacturers and other retailers at significant discounts. The diversity and scope of its vendor network help to provide a constant source of quality merchandise, and the purchase of name brand, traditional styles helps to mitigate the likelihood of inventory writedowns. To augment available merchandise with the latest in-season styles, the Company purchases branded design footwear directly from factories in Italy, Brazil, China and Spain.

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

Growth Strategy

   Since opening its first store in 1979 in Washington, the Company has expanded to 116 stores, including 36 licensed shoe departments, in eleven states. The Company intends to continue to expand by opening new stores and enhancing comparable store sales.

 . Continue New Store Openings. The Company intends to increase its presence in its current markets and to enter new markets by selectively opening new stores, which can be served by the Company's business support and distribution infrastructure. When entering a new market, the Company prefers to open multiple stores, thereby creating an immediate market presence and enabling television advertising costs to be spread economically across a number of stores. The Company opened 7 stores and 3 licensed shoe departments in 2000, 17 stores and 33 licensed shoe department locations in 1999, and 16 stores in 1998. The Company closed 5 stores in 2000, 8 stores in 1999, and 2 stores in 1998. During 2001, the Company intends to open 2 to 4 new stores, including licensed shoe departments, primarily in its existing markets. Management believes that new store openings in the Company's current markets will further increase name recognition, which, in turn, will facilitate expansion into new markets.

 . Increase Comparable Store Sales. During 2000, the Company achieved an increase of 9.4% in comparable store sales after experiencing a 1.2% downturn in 1999 and a 6.1% increase in 1998. Management intends to focus on achieving historical same store growth rates through a continuing refinement of its store locations and merchandise selection.

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

           Women's                       Men's                                     Athletic
         ------------                  ----------                                 -----------
             BCBG                       Airwalk                                     Adidas
           Caressa                        Bass                                       Avia
            Esprit                       Dexter                                    Converse
         Hush Puppies                     Lugz                                       Fila
         Life Stride                   Nunn Bush                                  New Balance
         Naturalizer                    Rockport                                     Nike
           Nickles                      Skechers                                    Reebok
           Rockport                    Timberland                                   Saucony

Site Selection, Opening Costs and Leases

   The Company uses an exclusive broker on the West Coast to identify potential retail sites as well as possible acquisition candidates. Before entering a new market, management reviews detailed reports on demographics; spending, traffic, and consumption patterns; and other site and market related data. As of December 30, 2000, 46 of the Company's stores were located in strip malls, 11 were located in outlet centers, 10 were located in free standing stores and 13 were located in other types of facilities.

   In July 1999, the Company entered into a license agreement to operate 33 shoe departments at Gordmans, Inc., a Midwest name brand family apparel, accessories and home fashions off-price retailer. All of the shoe departments are located within Gordmans department stores, which are primarily located in strip centers or free standing locations. Because there are no leasehold improvement or equipment requirements and licensed shoe departments average approximately one-half the size of Company stores, opening costs are substantially less than Shoe Pavilion stores. Opening costs for licensed shoe departments are primarily for fixtures and inventory, and average $125,000, consisting of approximately $25,000 for fixtures and $100,000 for inventory.

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

   The Company actively monitors individual store performance and closes underperforming stores, including five stores in 2000, eight stores in 1999 and two stores in 1998. The relatively small investment required to open new stores affords the Company the flexibility to close stores more quickly than other retailers. During

2001, the Company expects to close two to four stores. See "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Financial Performance--Risks Associated with Expansion."

Sourcing And Purchasing

   Vendors. During 2000, the Company purchased its inventory from over 100 domestic and international vendors, independent resellers and other retailers who have over bought merchandise. In 2000, the Company's top ten suppliers accounted for approximately 32% of its inventory purchases. No vendor accounted for more than 10% of total inventory purchases in 2000. The Company purchases from its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. Since the Company has locations in a number of markets along the West Coast and the Midwest, Shoe Pavilion can accommodate and distribute a wide variety of merchandise that meets the needs of customers in different geographic areas. Management believes that the strength and variety of its supplier network mitigates much of the Company's exposure to inventory supply risks. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Financial Performance--Inventory and Sourcing Risk."

   Direct Sourcing. The Company purchases in-season name brand and branded design merchandise directly from factories in Italy, Brazil, China and Spain. These purchases include both labeled and non-labeled goods and provide a consistent source of in-season merchandise. Directly sourced goods accounted for approximately 13.4% and 10.8% of the Company's net sales in 2000 and 1999 respectively. The Company purchases from its manufacturing sources on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Financial Performance--International Purchasing."

Marketing

   The Company believes that television advertising benefits all stores in a common viewing market. In 2000 the Company spent approximately 4.7% of net sales, or $4.3 million, net of vendor contributions. In 1999, the amount was approximately 3.3% of net sales, or $2.4 million, net of vendor contributions. In 1998 the amount was 5.4% of net sales, or $3.0 million without any vendor contributions. The Company believes that advertising costs for a particular market will be more effectively and economically leveraged as the number of stores increases in that market. The Company occasionally uses print advertising, usually at the time of a new store opening; however, it has found print advertising to be less effective than television advertising. Shoe Pavilion's signage is consistent at all of its locations, with highly visible signage at the front and, when appropriate, rear of the store.

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

Information Systems

   During 1999, the Company completed an upgrade of its information systems on an enterprise-wide basis, including all critical areas of corporate office, network infrastructure and point of sale (POS). This fully integrated upgrade, uses an IBM AS 400 that is reliable and scalable, allowing simple upgrades of processing power as the business grows. In addition, the corporate network infrastructure was upgraded to a Windows NT environment with standardized workstations and a common set of desktop applications that may be used throughout the Company. This upgrade provided a stable networking environment as well as a foundation for future growth. As of January 1, 2000, the Company had incurred approximately $2.8 million in total costs for implementing these new systems. These costs include approximately $800,000 for equipment, which is being leased by the Company over 36 to 60 months. No additional implementation costs were incurred in 2000.

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

Employees

   As of December 30, 2000, the Company had approximately 326 full-time employees and 402 part-time employees. The number of part-time employees fluctuates depending upon seasonal needs. The Company's 22 warehouse employees in Richmond, CA are represented by Local 315, International Brotherhood of Teamsters. In December 1998, the Company signed a collective bargaining agreement with Local 315 that terminates on January 31, 2002. The Company generally considers its relationship with its employees to be good.

Executive Officers

   Certain information regarding the executive officers of the Company is set forth below:

          Name           Age                             Position
          ----           ---                             --------
Dmitry Beinus...........  48 Chairman of the Board and Chief Executive Officer
Robert R. Hall..........  48 Vice President and Chief Operating Officer
John D. Hellmann........  50 Vice President of Finance, Chief Financial Officer, and Secretary

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

   John D. Hellmann has served as Vice President of Finance and Chief Financial Officer of the Company since June 2000. From September 1995 until June 2000, Mr. Hellmann served as Vice President and Chief Financial Officer of The Lamaur Corporation, a manufacturer and wholesaler of hair care products. Mr. Hellmann is a Certified Public Accountant.

   The Company's executive officers serve at the discretion of the Board of Directors. There is no family relationship between any of the Company's executive officers or between any executive officer and any of the Company's directors.

Item 2--Properties

   The Company's corporate offices and distribution facility are located in a 92,000 square foot facility in Richmond, California, which the Company occupies under a lease expiring in 2002. As of December 30, 2000 the Company's 80 stores occupied an aggregate of approximately 649,000 square feet of space. The 36 licensed shoe departments had an aggregate of 110,000 square feet of space as of December 30, 2000. The Company leases all of its stores, with leases expiring between 2001 and 2010. The Company has options to renew most of its leases.

Store Locations

   As of December 30, 2000, the Company operated 80 retail stores in the states of California, Washington, Oregon and Oklahoma and 36 licensed shoe departments in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma and South Dakota. The number of stores in each geographic area is set forth below:

                                                           Stores at Year End
                                                        ------------------------
     Location                                           2000 1999 1998 1997 1996
     --------                                           ---- ---- ---- ---- ----
     Northern California...............................  32   31   27   24   22
     Southern California...............................  33   30   25   16    4
     Nevada............................................   0    0    0    1    1
     Oregon............................................   4    4    4    2    2
     Washington........................................  10   13   13   12   12
     Oklahoma..........................................   1    0    0    0    0
                                                        ---  ---  ---  ---  ---
       Total...........................................  80   78   69   55   41
                                                        ===  ===  ===  ===  ===

                                                                 Licensed Shoe
                                                                  Departments
                                                                 -------------
     Location                                                     2000    1999
     --------                                                    ------  ------
     Colorado...................................................      3       3
     Illinois...................................................      3       1
     Iowa.......................................................      7       6
     Kansas.....................................................      5       5
     Missouri...................................................      7       7
     Nebraska...................................................      8       8
     Oklahoma...................................................      2       2
     South Dakota...............................................      1       1
                                                                 ------  ------
       Total....................................................     36      33
                                                                 ======  ======

Item 3--Legal Proceedings

   The Company is not a party to any material pending legal proceedings.

Item 4--Submission of Matters to a Vote of Security Holders

   Inapplicable.

                                    PART II

Item 5--Market for the Registrant's Common Equity and Related Stockholder
Matters

   The common stock of the Company has been traded on the Nasdaq National Market(R) under the symbol SHOE since the Company's initial public offering on February 23, 1998. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported by the Nasdaq National Market(R).

                                                                       High Low
                                                                       ---- ----
     2000
     First Quarter.................................................... 2.72 1.75
     Second Quarter................................................... 2.38 1.50
     Third Quarter.................................................... 3.38 2.00
     Fourth Quarter................................................... 3.06 1.13
     1999
     First Quarter.................................................... 8.50 5.00
     Second Quarter................................................... 5.50 4.06
     Third Quarter.................................................... 6.00 3.53
     Fourth Quarter................................................... 3.75 1.59

   On March 1, 2001 the Company received a Nasdaq Staff Determination indicating that the Company had failed to comply with the Minimum Market Value of Public Float requirement for continued listing set forth in Marketplace Rule 4450 (a) (2) (the "Rule"), and that its shares, therefore, were subject to delisting from The Nasdaq National Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The hearing is scheduled for April 6, 2001. The hearing request has stayed the delisting of the Company's common stock pending the Panel's decision. There can be no assurance the Panel will grant the Company's request for continued listing. In order to maintain a Minimum Market Value of Public Float of $5.0 Million and be in compliance with the Rule, the 2,300,000 shares of the Company's common stock included in the public float would need to trade at approximately $2.17 per share for a minimum of 10 consecutive trading days. If the Panel does not grant the Company's request for continued listing on the Nasdaq National Market, the Company intends to apply for listing of its common stock on the Nasdaq SmallCap Market. The Company currently satisfies the requirements for listing on the Nasdaq SmallCap Market. No assurance can be given, however, that the Company will continue to meet the requirements for listing on the Nasdaq SmallCap Market.

   As of December 30, 2000, there were approximately 13 holders of record of the Company's common stock.

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

Item 6 -- Selected Financial Data

   The selected consolidated financial and operating data set forth below should be read in conjunction with "Item 8--Financial Statements and Supplementary Data--Consolidated Financial Statements of the Company and related Notes thereto" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                               Year Ended
                                 --------------------------------------------
                                  2000     1999     1998(1)   1997     1996
                                 -------  -------   -------  -------  -------
                                   (In thousands, except per share and
                                             operating data)
Statement of Operations Data:
Net sales....................... $91,058  $71,611   $55,907  $45,074  $30,315
Cost of sales and related
 occupancy expenses.............  61,662   48,076    35,777   28,922   20,318
                                 -------  -------   -------  -------  -------
Gross profit....................  29,396   23,535    20,130   16,152    9,997
Selling expenses................  19,134   13,999    11,472    8,800    5,592
General and administrative
 expenses.......................   7,014    5,655     3,664    3,106    2,630
                                 -------  -------   -------  -------  -------
Income from operations..........   3,248    3,881     4,994    4,246    1,775
Interest and other expense,
 net............................  (1,295)    (633)     (453)    (520)    (287)
                                 -------  -------   -------  -------  -------
Income before income taxes......   1,953    3,248     4,541    3,726    1,488
Provision for income taxes......    (779)  (1,233)   (1,147)    (261)     (98)
                                 -------  -------   -------  -------  -------
Net income...................... $1 ,174  $ 2,015   $ 3,394  $ 3,465  $ 1,390
                                 =======  =======   =======  =======  =======
Net income per share:
 Basic.......................... $  0.17  $  0.30   $  0.53  $  0.77  $  0.31
 Diluted........................ $  0.17  $  0.30   $  0.52  $  0.77  $  0.31
Weighted average shares
 outstanding:
 Basic..........................   6,800    6,800     6,462    4,500    4,500
 Diluted........................   6,810    6,801     6,474    4,500    4,500
Pro Forma:
Historical income before income
 taxes..........................     --       --    $ 4,541  $ 3,726  $ 1,488
Pro forma provision for income
 taxes (2)......................     --       --     (1,748)  (1,435)    (566)
                                 -------  -------   -------  -------  -------
Pro forma net income (2)........     --       --    $ 2,793  $ 2,291  $   922
                                 =======  =======   =======  =======  =======
Pro forma net income per share
 (2)............................     --       --    $  0.42      --       --
Pro forma weighted average
 shares outstanding (2).........     --       --      6,600      --       --
Selected Operating Data:
Number of stores:
 Opened during period (3).......      10       50        16       16        9
 Closed during period...........       5        8         2        2        6
 Open at end of period..........     116      111        69       55       41
Comparable store sales increase
 (decrease).....................     9.4%    (1.2)%     6.1%     4.6%     8.0%

                                                     Year Ended
                                       ---------------------------------------
                                        2000    1999    1998    1997    1996
                                       ------- ------- ------- ------- -------
Balance Sheet Data:
Working Capital....................... $29,890 $14,305 $13,739 $ 6,045 $ 3,783
Total assets..........................  46,915  41,613  33,534  22,646  15,146
Total indebtedness (including current
 portion).............................  14,037   8,075   8,494   7,658   3,673
Stockholders' equity..................  20,217  19,043  17,028   7,328   4,567

--------
(1) In 1998, the Company changed its year end to a 52-53 week year ending on the Saturday nearest to December 31. Due to this change, sales for the fourth quarter and year ended January 2, 1999 include two additional days; had these days not been included comparable store sales would have increased 5.3% for the year ended January 2, 1999. All references herein to 1998 refer to the year ended January 2, 1999.

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

(3) 2000 and 1999 include 3 and 33 licensed shoe departments, respectively, operated pursuant to a license agreement with Gordmans, Inc.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

   The statements contained in this Form 10-K which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company's filings with the Securities and Exchange Commission, including, without limitation, the factors discussed in this Form 10-K under the captions-- "Factors Affecting Financial Performance" and "Liquidity and Capital Resources," as well as those discussed elsewhere in this Form 10-K.

Overview

   Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the designer and name brand footwear market. As of December 30, 2000 the Company operated 80 retail stores in California, Washington, Oregon and Oklahoma, of which 79 operated under the trade name Shoe Pavilion. In addition, as of December 30, 2000, the Company operated the shoe department of 36 Gordmans, Inc. (formerly Richman Gordman 1/2 Price Stores, Inc.) department stores in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma and South Dakota under a licensing agreement entered into in July 1999.

   The Company opened, net of closures, 5 stores in 2000, 42 new stores in 1999, and 14 stores in 1998. During 2001, the Company intends to open approximately 2 to 4 new stores, including leased shoe departments, primarily in its existing markets. It also expects to close 2 to 4 stores in 2001.

   The Company's growth in net sales historically has resulted primarily from the opening of new stores. In 2000 and 1999 the Company also experienced growth in net sales as a result of the opening of 36 shoe departments pursuant to a licensing agreement entered into with Gordmans in 1999. The Company expects that the primary source of future sales growth will continue to be new store openings. Because the Company's comparable store sales have fluctuated widely, the Company does not expect that comparable store sales will contribute significantly to future growth in net sales. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company's comparable store sales increased 9.4% in 2000, decreased 1.2% in 1999 and increased 6.1% in 1998. The Company believes that the decline in 1999 comparable store sales was due in part to unusual weather patterns causing delays in normal seasonal sales; the high same store sales comparisons from the prior year; the rapid expansion into the licensed stores causing delays in replenishments to the existing stores; and an overall soft footwear environment exacerbated by several prominent store liquidations which dictated more promotional activity by the Company.

   The Company seeks to acquire footwear merchandise on favorable financing terms and in quantities large enough to support future growth. This strategy causes an increase in inventory levels at various times throughout the year. As a result, similar to other off-price retailers, the Company's inventory turnover rates are typically less than full-price retailers. Because of the substantial increase in net sales, inventory levels increased from $33.0 million at January 1, 2000 to $38.2 million at December 30, 2000.

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

Results of Operations

   The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                            2000   1999   1998
                                                            -----  -----  -----
     Net sales............................................. 100.0% 100.0% 100.0%
     Gross profit..........................................  32.3   32.9   36.0
     Selling expenses......................................  21.0   19.6   20.5
     General and administative expenses....................   7.7    7.9    6.6
                                                            -----  -----  -----
     Income from operations................................   3.6    5.4    8.9
     Interest and other expenses, net......................  (1.4)  (0.9)  (0.8)
                                                            -----  -----  -----
     Income before income taxes............................   2.2    4.5    8.1
     Provision for income taxes............................  (0.9)  (1.7)    --
                                                            -----  -----
     Net income............................................   1.3%   2.8%    --
                                                            =====  =====  -----
     Pro forma provision for income taxes..................                (3.1)
                                                                          -----
     Pro forma net income..................................                 5.0%
                                                                          =====

2000 Compared with 1999

   Net Sales. Net sales increased 27.2% to $91.1 million for 2000 from net sales of $71.6 million for 1999. Approximately $18.8 million of the increase in net sales is attributable to the increase in new store sales, including sales from the new leased shoe departments. In addition, the Company's comparable store net sales increased $4.8 million or 9.4%. These increases were partially offset by store closings.

   Gross Profit. Cost of sales includes landed merchandise and occupancy costs and the license fee paid to Gordmans for the leased shoe departments. Gross profit increased 24.9% to $29.4 million from $23.5 million for 1999. This increase in gross profit dollars is attributable to the increase in net sales in 2000. Gross profit as a percentage of net sales decreased slightly to 32.3% for 2000 from 32.9% for 1999. This reduction in the gross profit percentage is principally due to higher merchandise cost as a percentage of sales, which was partially offset by the decrease in occupancy costs as a percentage of sales. The Company was able to reduce its occupancy costs as a percent of sales by leveraging both its increase in comparable store sales and the license fee paid for the shoe departments the Company operates.

   Selling Expenses. Selling expenses consist principally of payroll and related costs, advertising and promotional expenses, freight out and credit card processing fees. Selling expenses increased by 36.7% to $19.1 million for 2000 from $14.0 million in 1999 and increased as a percentage of sales to 21.0% in 2000 from 19.6% in 1999. The increase in selling expenses is primarily attributable to the increase in advertising, payroll costs, freight out and credit card fees which were in part directly related to the increase in net sales in 2000. The increase in selling expenses as a percentage of net sales is principally the result of the increase in advertising costs. For 2000, advertising costs were $4.3 million or 4.7% of net sales compared to $2.4 million or 3.3% of net sales for 1999.

   General and Administrative Expenses. General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, employee benefits and warehousing costs. General and administrative expenses increased 24% to $7.0 million for 2000 from $5.7 million for 1999 and decreased slightly as a percentage of net sales to 7.7% in 2000 from 7.9% in 1999. The increase in general and administrative expenses was primarily attributable to increased administrative and warehouse payroll costs, information system costs related to the computer system installed in 1999 and increased enrollment in the Company's employee benefit plan.

   Interest and Other Expense, Net. Interest and other expense, net, increased to $1.3 million for 2000 from $.6 million for 1999. The increase was primarily attributable to higher average borrowings on the Company's revolving line of credit to fund increased inventory levels related in part to the higher sales in 2000. In addition, the weighted average interest rate in 2000 increased to 8.4% from 6.8% in 1999.

   Income Taxes. In 2000 a greater portion of the Company's business was generated in states with a higher tax rate compared with 1999. As a result the effective tax rate for 2000 increased to 39.9% from 38.0% in 1999.

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

Liquidity and Capital Resources

   The Company had $29.9 million in working capital as of December 30, 2000, compared to $14.3 million at January 1, 2000. At December 30, 2000, borrowings under the revolving line of credit of $14.0 million were classified as long term since the line matures in May 2002. However, in 1999 the Company's revolver of $8.0 million was classified as short-term. The Company's capital requirements relate primarily to merchandise inventory and leasehold improvements. The Company's working capital needs are typically higher in the second and third quarters as a result of increased inventory purchases for the spring and fall selling seasons.

   Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash provided by (used in) operating activities was ($4.8) million, $2.4 million, and ($3.0) million for 2000, 1999, and 1998, respectively. Net cash provided by (used in) operating activities historically has been driven primarily by net income and fluctuations in inventory and accounts payable. Inventory levels have increased throughout these years due to a net increase in the number of stores and the increase in net sales. During 2000, the Company used cash primarily to purchase merchandise inventory and to a lesser extent for capital expenditures.

   Capital expenditures were $1.3 million, $2.9 million and $2.6 million in 2000, 1999 and 1998, respectively. Expenditures for 2000 were primarily for the build out of 7 new stores and 3 new Gordmans' shoe departments and the remodeling of twelve stores. Expenditures for 1999 were primarily for the build-out of 17 new stores, 33 new Gordmans' shoe departments and the Company's new information systems. Expenditures for 1998 were primarily for the build out of 16 new stores plus work-in-progress of the Company's new management information systems. The Company estimates that capital expenditures for 2001 will total approximately $300,000, primarily for the build-out of approximately 2 to 4 new stores, including new Gordmans' shoe departments.

   Financing activities provided (used) cash of $6.0 million, ($419,000) and $7.1 million in 2000, 1999 and 1998 respectively. The cash provided by financing activities in 2000 primarily relates to the net increase in borrowings under the Company's revolving line of credit. The cash use in 1999 primarily related to paying down balances on the Company's revolving line of credit. The cash provided by financing activities for 1998 primarily reflects $14.1 million raised in the Company's initial public offering offset by a $7.8 million payment for an S corporation distribution and a $1.0 million increase on the Company's line of credit. During 1997 the Company made distributions to its then sole stockholder of $704,000. Upon completion of its initial public offering, the Company made an S corporation distribution in the amount of $7.8 million to its previous sole stockholder, which approximately equaled the estimated earned and previously undistributed taxable S corporation income of the Company through the day preceding the termination date of its S corporation status. See Note 3 of Notes to Consolidated Financial Statements.

   As of December 30, 2000, the Company had a credit agreement with a financial institution for a revolving line of credit up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Borrowings are based upon eligible inventory. Borrowings under the credit facility are secured by the Company's accounts receivable, general intangibles, inventory and other rights to payment. The agreement prohibits the declaration and payment of cash or stock dividends. The agreement contained various restrictive and financial covenants including minimum EBITDA as determined on a rolling four quarters basis and minimum quarterly pre tax profit and minimum net income. At December 30, 2000, the Company was not in compliance with the minimum EBITDA, minimum quarterly pretax profit and minimum net income covenants. In conjunction with the new loan agreement entered into in February 2001, as described below, the financial institution adjusted these covenants so the Company was in compliance. The weighted average interest rate was 8.74% at December 30, 2000. As of December 30, 2000, the unused and available portion of the credit facility was approximately $4.1 million.

   In February 2001, the Company and its lender entered into a new loan agreement for a revolving line of credit up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit, with a maturity date of June 1, 2002. The new agreement adjusted certain economic terms and financial covenants. Interest on outstanding borrowings will be at the bank's floating prime rate or Libor plus from 1.3% to 1.8%, depending on the Company's achievement of certain financial ratios. Certain adjustments were made to the financial covenants including lowering the minimum EBITDA requirement for 2001.

   The Company expects that anticipated cash flow from operations and available borrowings under the Company's credit facility will satisfy its cash requirements for at least the next 12 months. The Company's capital requirements may vary significantly from anticipated needs, depending upon such factors as operating results, the number and timing of new store openings.

Recently Issued Accounting Standards

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be effective for the Company as of December 31, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective December 31, 2000. Adoption of this new standard will not have a significant impact on the Company's financial statements.

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

   The Company actively monitors individual store performance and has closed underperforming stores in the past, including five in 2000 eight in 1999 and two in 1998. The Company intends to continue to close underperforming stores in the future, and if it were to close a number of stores, it could incur significant closure costs and reductions in net sales. In certain instances, the Company may be unable to close an underperforming store on a timely basis because of lease terms. A significant increase in closure costs or the inability to close one or more underperforming stores on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

   License Agreement

   In July 1999, the Company entered into a license agreement to operate the shoe department of Gordmans, Inc. department stores located in the Midwest. The initial term of the agreement shall expire, unless terminated sooner as provided by the agreement, on June 29, 2002. Upon the expiration of the initial term, the agreement shall automatically renew for an additional term of three years, expiring on July 2, 2005 unless either the Company or Gordmans gives the other party written notice on or before January 1, 2002, that they do not intend to renew the agreement. The Company operated 36 shoe departments of Gordmans at December 30, 2000. There can be no assurance that the agreement will not be terminated before the expiration of its initial term or that the agreement will be renewed after the expiration of its initial term. Early termination of the agreement or failure of either party to renew the agreement could adversely affect the Company's net sales, financial condition and results of operations.

   Inventory and Sourcing Risk

   The Company's future success will be significantly dependent on its ability to obtain merchandise that consumers want to buy, particularly name brand merchandise with long-term retail appeal, and to acquire such merchandise under favorable terms and conditions. In 2000, the Company's top ten suppliers accounted for approximately 32% of inventory purchases. The deterioration of the Company's relationship with any key vendor could result in delivery delays, merchandise shortages or less favorable terms than the Company currently enjoys. The Company deals with its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. As the Company's operations expand, its demand for off-price inventory will continue to increase. The Company's footwear purchases typically involve manufacturing over-runs, over-orders, mid- or late-season deliveries or last season's stock. The inability of the Company to obtain a sufficient supply of readily salable, high margin inventory, to negotiate favorable discount and payment agreements with its suppliers or to sell large inventory purchases without markdowns could have a material adverse effect on the Company's business, financial condition and results of operations. See " Item 1-- Business--Sourcing and Purchasing."

   Reliance on Key Personnel

   The Company's future success will be dependent, to a significant extent, on the efforts and abilities of its executive officers. The loss of the services of any one of the Company's executive officers could have a material adverse effect on the Company's operating results. In addition, the Company's continued growth will depend, in part, on its ability to attract, motivate and retain skilled managerial and merchandising personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain a substantial percentage of its existing personnel or attract additional qualified personnel in the future.

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

   Historically, the Company's comparable store sales have fluctuated widely, and the Company does not expect that comparable store sales will contribute significantly to future growth in net sales. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company's comparable store sales increased 9.4% in 2000, decreased 1.2% in 1999 and increased 6.1% in 1998.

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

   Dependence on Consumer Spending and Preferences

   The success of the Company's operations depends upon a number of general economic factors relating to consumer spending, including employment levels, business conditions, interest rates, inflation and taxation. There can be no assurance that consumer spending will not decline in response to economic conditions, thereby adversely affecting the Company's operating results.

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

   International Purchasing

   The Company purchases in-season name brand and branded-design merchandise directly from factories in Italy, Brazil, China and Spain. Directly-sourced goods accounted for approximately 13.4% and 10.8% of net sales in 2000 and 1999, respectively. The Company has no long-term contracts with direct manufacturing sources and competes with other companies for production facilities. All of the manufacturers with which the Company conducts business are located outside of the United States, and the Company is subject to the risks generally associated with an import business, including foreign currency fluctuations, unexpected changes in foreign regulatory requirements, disruptions or delays in shipments and the risks associated with United States import laws and regulations, including quotas, duties, taxes, tariffs and other restrictions. There can be no assurance that the foregoing factors will not disrupt the Company's supply of directly-sourced goods or otherwise adversely impact the Company's business, financial condition and results of operations in the future. See "Item 1--Business--Sourcing and Purchasing."

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

   Future Capital Needs

   The Company expects that anticipated cash flows from operations and available borrowings under the Company's credit facility will satisfy its cash requirements for at least the next 12 months. To the extent that the foregoing cash resources are insufficient to fund the Company's activities, including new store openings planned for 2001, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and results of operations.

   Substantial Control by Single Stockholder

   Dmitry Beinus, the Company's Chairman of the Board, President and Chief Executive Officer owns approximately 66.2% of the Company's outstanding Common Stock. As a result, Mr. Beinus is able to decide all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of preventing a change in control of the Company.

   Possible Volatility of Stock Price

   The Company's common stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, either of which could adversely affect the market price of the common stock without regard to the operating performance of the Company. In addition, the trading price of the Company's common stock could be subject to wide fluctuations in response to quarterly variations in operating results, fluctuations in the Company's comparable store sales, announcements by other footwear retailers, the failure of the Company's earnings to meet the expectations of investors, as well as other events or factors.

   On March 1, 2001 the Company received a Nasdaq Staff Determination indicating that the Company had failed to comply with the Minimum Market Value of Public Float requirement for continued listing set forth in Marketplace Rule 4450 (a) (2) (the "Rule"), and that its shares, therefore, were subject to delisting from The Nasdaq National Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The hearing is scheduled for April 6, 2001. The hearing request has stayed the delisting of the Company's common stock pending the Panel's decision. There can be no assurance the Panel will grant the Company's request for continued listing. In order to maintain a Minimum Market Value of Public Float of $5.0 Million and be in compliance with the Rule, the 2,300,000 shares of the Company's common stock included in the public float would need to trade at approximately $2.17 per share for a minimum of 10 consecutive trading days. If the Panel does not grant the Company's request for continued listing on the Nasdaq National Market, the Company intends to apply for listing of its common stock on the Nasdaq SmallCap Market. The Company currently satisfies the requirements for listing on the Nasdaq SmallCap Market. No assurance can be given, however, that the Company will continue to meet the requirements for listing on the Nasdaq SmallCap Market.

Item 7A--Quantitative and Qualitative Disclosure about Market Risk

   The Company is exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

   Interest Rate Risk. The interest payable on the Company's bank line of credit is based on variable interest rates and therefore is affected by changes in market rates. The Company does not use derivative financial instruments in its investment portfolio and believes that the market risk is insignificant.

   Commodity Prices. The Company is not exposed to fluctuation in market prices for any commodities.

   Foreign Currency Risks. As of December 30, 2000, the Company had two foreign exchange contracts outstanding to hedge certain purchases in Italian Lira. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash outflow resulting from inventory purchases will be affected by changes in exchange rates.

   As of December 30, 2000 the notional amount and fair value of the Company's foreign exchange contracts in U.S. dollars were $ 397,886 and $ 2,375, respectively.

   The Company has minimal purchases outside of the United States that involve foreign currencies and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not typically hedge against foreign currency risks and believes that foreign currency exchange risk is insignificant.

Item 8--Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Shoe Pavilion, Inc.
  Independent Auditors' Report.............................................  21
  Consolidated Balance Sheets at December 30, 2000 and January 1, 2000.....  22
  Consolidated Statements of Income for Years Ended December 30, 2000,
   January 1, 2000 and January 2, 1999.....................................  23
  Consolidated Statements of Stockholders' Equity for Years Ended December
   30, 2000,
   January 1, 2000 and January 2, 1999.....................................  24
  Consolidated Statements of Cash Flows for Years Ended December 30, 2000,
   January 1, 2000 and January 2, 1999.....................................  25
  Notes to Consolidated to Financial Statements for Years Ended December
   30, 2000, January 1, 2000 and January 2, 1999...........................  26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Shoe Pavilion, Inc.

   We have audited the accompanying consolidated balance sheets of Shoe Pavilion, Inc. and subsidiary (the "Company") as of December 30, 2000 and January 1, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2000 and January 1, 2000 , and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Francisco, California
February 9, 2001
(February 27, 2001 as to Note 4)

                              SHOE PAVILION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         December   January 1,
                                                         30, 2000      2000
                                                        ----------- -----------
                        ASSETS
CURRENT ASSETS:
  Cash................................................. $   814,228 $   928,676
  Receivables..........................................     740,460     578,070
  Inventories..........................................  38,187,378  32,984,783
  Prepaid expenses and other...........................     940,636     609,557
                                                        ----------- -----------
   Total current assets................................  40,682,702  35,101,086
FIXED ASSETS:
  Store fixtures and equipment.........................   4,136,138   3,810,727
  Leasehold improvements...............................   3,296,800   2,917,771
  Information technology systems.......................   2,240,028   2,212,398
                                                        ----------- -----------
   Total...............................................   9,672,966   8,940,896
  Less accumulated depreciation........................   4,389,243   3,400,923
                                                        ----------- -----------
  Net fixed assets.....................................   5,283,723   5,539,973
Deferred income taxes and other........................     948,785     971,485
                                                        ----------- -----------
   TOTAL............................................... $46,915,210 $41,612,544
                                                        =========== ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................... $ 8,750,084 $11,139,306
  Accrued expenses.....................................   2,027,768   1,643,259
  Short-term borrowings................................         --    8,000,000
  Current portion of capitalized lease obligations.....      14,754      13,232
                                                        ----------- -----------
   Total current liabilities...........................  10,792,606  20,795,797
Long-term debt.........................................  13,975,231         --
Deferred rent..........................................   1,883,546   1,712,249
Capitalized lease obligations, less current portion....      46,759      61,513
Commitments and contingencies..........................         --          --
STOCKHOLDERS' EQUITY:
  Preferred stock--$.001 par value; 1,000,000 shares
   authorized; no shares issued or outstanding.........         --          --
  Common stock--$.001 par value: 15,000,000 shares
   authorized; 6,800,000 shares issued and
   outstanding.........................................       6,800       6,800
  Additional paid-in capital...........................  13,967,258  13,967,258
  Retained earnings....................................   6,243,010   5,068,927
                                                        ----------- -----------
   Total stockholders' equity..........................  20,217,068  19,042,985
                                                        ----------- -----------
   TOTAL............................................... $46,915,210 $41,612,544
                                                        =========== ===========

                  See notes to consolidated financial statements.

                              SHOE PAVILION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                          December    January 1,   January 2,
                                          30, 2000       2000         1999
                                         -----------  -----------  -----------
Net sales............................... $91,058,092  $71,611,220  $55,907,211
Cost of sales and related occupancy
 expenses ..............................  61,662,190   48,076,135   35,777,493
                                         -----------  -----------  -----------
    Gross profit........................  29,395,902   23,535,085   20,129,718
Selling expenses........................  19,134,430   13,999,417   11,472,385
General and administrative expenses.....   7,013,724    5,654,248    3,663,852
                                         -----------  -----------  -----------
    Income from operations..............   3,247,748    3,881,420    4,993,481
Other expense:
  Interest..............................  (1,121,904)    (618,647)    (430,359)
  Other--net............................    (173,257)     (14,312)     (22,716)
                                         -----------  -----------  -----------
    Total other expense--net............  (1,295,161)    (632,959)    (453,075)
                                         -----------  -----------  -----------
Income before income taxes..............   1,952,587    3,248,461    4,540,406
Provision for income taxes..............    (778,504)  (1,233,846)  (1,146,954)
                                         -----------  -----------  -----------
Net income.............................. $ 1,174,083  $ 2,014,615  $ 3,393,452
                                         ===========  ===========  ===========
Net income per share:
  Basic................................. $      0.17  $      0.30  $      0.53
  Diluted............................... $      0.17  $      0.30  $      0.52
Weighted average shares outstanding:
  Basic.................................   6,800,000    6,800,000    6,461,580
  Diluted...............................   6,810,258    6,801,417    6,473,771
PRO FORMA:
  Historical income before income
   taxes................................         --           --   $ 4,540,406
  Pro forma provision for income taxes..         --           --    (1,748,000)
                                                                   -----------
  Pro forma net income..................         --           --   $ 2,792,406
                                                                   ===========
Pro forma net income per share:
  Basic.................................         --           --   $      0.42
  Diluted...............................         --           --   $      0.42
Pro forma weighted average shares
 outstanding:
  Basic.................................         --           --     6,647,871
  Diluted...............................         --           --     6,660,062

                  See notes to consolidated financial statements.

                              SHOE PAVILION, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                           Common Stock
                         ----------------
                                          Additional
                         Number of          Paid-in     Retained
                          Shares   Amount   Capital     Earnings       Total
                         --------- ------ -----------  -----------  -----------
Balance at December 31,
 1997................... 4,500,000 $4,500 $   812,033  $ 6,511,523  $ 7,328,056
  Issuance of stock
   through initial
   public offering...... 2,300,000  2,300  14,104,562                14,106,862
  Net income............                                 3,393,452    3,393,452
  Distribution to
   previous sole
   stockholder..........                     (949,337)  (6,850,663)  (7,800,000)
                         --------- ------ -----------  -----------  -----------
Balance at JANUARY 2,
 1999................... 6,800,000  6,800  13,967,258    3,054,312   17,028,370
  Net income............                                 2,014,615    2,014,615
                         --------- ------ -----------  -----------  -----------
Balance at JANUARY 1,
 2000................... 6,800,000  6,800  13,967,258    5,068,927   19,042,985
  Net income............                                 1,174,083    1,174,083
                         --------- ------ -----------  -----------  -----------
Balance at December 30,
 2000................... 6,800,000 $6,800 $13,967,258  $ 6,243,010  $20,217,068
                         ========= ====== ===========  ===========  ===========


                  See notes to consolidated financial statements.

                              SHOE PAVILION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        December 30,  January 1,   January 2,
                                            2000         2000         1999
                                        ------------  -----------  -----------
OPERATING ACTIVITIES:
Net income............................  $ 1,174,083   $ 2,014,615  $ 3,393,452
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
  Depreciation........................    1,432,809     1,209,842      798,566
  Other...............................      116,863        17,849       34,965
  Deferred income taxes...............     (466,840)     (662,620)    (485,447)
  Effect of changes in:
   Inventories........................   (5,202,595)   (6,092,682)  (7,096,502)
   Receivables........................     (162,390)     (421,104)     141,697
   Prepaid expenses and other.........      158,461      (189,940)    (160,789)
   Accounts payable...................   (2,389,222)    5,172,095       46,231
   Accrued expenses and deferred
    rent..............................      555,806     1,310,730      305,689
                                        -----------   -----------  -----------
    Net cash provided (used) by
     operating activities.............   (4,783,025)    2,358,785   (3,022,138)
                                        -----------   -----------  -----------
INVESTING ACTIVITIES:
  Purchase of fixed assets............   (1,293,422)   (2,932,849)  (2,593,656)
                                        -----------   -----------  -----------
FINANCING ACTIVITIES:
  Net proceeds from initial public
   offering...........................          --            --    14,106,862
  Borrowings (payments) on credit
   facility, net......................    5,975,231      (407,262)   1,020,137
  Principal payments on capital
   leases.............................      (13,232)      (11,868)    (183,995)
  Distributions paid to previous sole
   stockholder........................          --            --    (7,800,000)
                                        -----------   -----------  -----------
   Net cash provided (used) by
    financing activities..............    5,961,999      (419,130)   7,143,004
                                        -----------   -----------  -----------
Net increase (decrease) in cash.......     (114,448)     (993,194)   1,527,210
Cash, beginning of period.............      928,676     1,921,870      394,660
                                        -----------   -----------  -----------
Cash, end of period...................  $   814,228   $   928,676  $ 1,921,870
                                        ===========   ===========  ===========
CASH PAID FOR:
  Interest............................  $ 1,066,700   $   573,769  $   416,072
  Income taxes........................  $ 1,502,792   $ 1,618,000  $ 1,826,000

                  See notes to consolidated financial statements.

                              SHOE PAVILION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND OPERATIONS

   General--Shoe Pavilion, Inc. (the "Company"), a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington, Oregon and Oklahoma, under the name Shoe Pavilion. The Company had 80 and 78 stores open as of December 30, 2000 and January 1, 2000, respectively. In July 1999, the Company entered into a licensing agreement to operate the shoe department of Gordmans, Inc. (formerly Richman Gordman 1/2 Price Stores, Inc.) department stores located in the Midwest. The initial term of the agreement shall expire, unless terminated sooner as provided by the agreement, on June 29, 2002. Upon the expiration of the initial term, the agreement shall automatically renew for an additional term of three years, expiring on July 2, 2005 unless either the Company or Gordmans gives the other party written notice on or before January 1, 2002, that they do not intend to renew the agreement. The Company operated 36 and 33 shoe departments of Gordmans, Inc. at December 30, 2000 and January 1, 2000, respectively. The Company purchases inventory from international and domestic vendors. For 2000, the Company's top ten suppliers accounted for approximately 32% of inventory purchases.

   Public Offering--On February 27, 1998, the Company sold 2,300,000 shares of its common stock for net proceeds of $14,107,000. In connection with the offering, on February 23, 1998, the Company terminated its status as an S corporation and recorded a deferred income tax benefit of $485,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Consolidation Policy--The consolidated financial statements include the Company and its wholly-owned subsidiary, Shoe Pavilion Corporation. All significant intercompany balances and transactions have been eliminated.

   Change of Year--In December 1998, the Company changed its year end to a 52-53 week year ending on the Saturday nearest to December 31. All references herein to 2000 and 1999 refer to the years ended December 30, 2000 and January 1, 2000, respectively.

   Cash represents cash on hand and cash held in banks.

   Estimated fair value of financial instruments--The carrying value of cash, accounts receivable, accounts payable and debt approximates their estimated fair values at December 30, 2000. As of December 30, 2000, the notional amount and fair value of the Company's foreign exchange contracts in U.S. dollars were $397,886 and $2,375, respectively.

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

   Income Taxes--Effective February 23, 1998, the Company is taxed as a C corporation for federal and state income tax purposes. The income tax provisions as of December 30, 2000 and January 1, 2000 reflect this

                              SHOE PAVILION, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

   Comprehensive Income equals net income.

   Stock-Based Compensation--The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for stock option arrangements.

   Recently Issued Accounting Standards--Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be effective for the Company as of December 31, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective December 31, 2000. Adoption of this new standard will not have a significant impact on the Company's financial statements.

3. PRO FORMA INFORMATION

   The objective of the pro forma information is to show what the significant effects on the historical information might have been had the Company not been treated as a S corporation for tax purposes prior to February 23, 1998, the effective date of the Company's initial public offering.

                              SHOE PAVILION, INC.

3. PRO FORMA INFORMATION (Continued)

   Income Taxes--The pro forma information presented in the consolidated statements of income reflects a provision for income taxes at an effective rate of 38.5% for the year ended January 2,1999.

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

4. FINANCING AGREEMENTS

   As of December 30, 2000, the Company had a credit agreement with a financial institution for a revolving line of credit up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Borrowings are based upon eligible inventory. Borrowings under the credit facility are secured by the Company's accounts receivable, general intangibles, inventory and other rights to payment. The agreement prohibits the declaration and payment of cash or stock dividends. The agreement contained various restrictive and financial covenants including minimum EBITDA as determined on a rolling four quarters basis and minimum quarterly pre tax profit and minimum net income. At December 30, 2000, the Company was not in compliance with the minimum EBITDA, minimum quarterly pretax profit and minimum net income covenants. In conjunction with the new loan agreement entered into in February 2001, as described below, the financial institution adjusted these covenants so the Company was in compliance. The weighted average interest rate was 8.74% at December 30, 2000. As of December 30, 2000, the unused and available portion of the credit facility was approximately $4.1 million.

   In February 2001, the Company and its lender entered into a new loan agreement for a revolving line of credit up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit, with a maturity date of June 1, 2002. The new agreement adjusted certain economic terms and financial covenants. Interest on outstanding borrowings will be at the bank's floating prime rate or Libor plus from 1.3% to 1.87%, depending on the Company's achievement of certain financial ratios. Certain adjustments were made to the financial covenants including lowering the minimum EBITDA requirement for 2001.

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

   The Company's assets under capital leases as of December 30, 2000 and January 1, 2000 are as follows:

                                                          December 30, January
                                                              2000     1, 2000
                                                          ------------ --------
   Total assets under capital leases.....................   $105,995   $295,911
   Less accumulated amortization.........................     47,417    178,136
                                                            --------   --------
                                                            $ 58,578   $117,775
                                                            ========   ========

                              SHOE PAVILION, INC.

5. COMMITMENTS AND CONTINGENCIES (Continued)

   Future minimum lease payments required are as follows:

                                                            Capital  Operating
                                                            Leases    Leases
                                                            ------- -----------
     Year ending:
      2001................................................. $20,833 $ 9,828,661
      2002.................................................  47,613   8,250,800
      2003.................................................           6,958,174
      2004.................................................           5,374,574
      2005.................................................           3,507,183
        Thereafter.........................................           6,295,403
                                                            ------- -----------
     Total minimum lease payments..........................  68,446 $40,214,795
                                                                    ===========
     Less amounts representing interest....................   6,933
                                                            -------
     Present value of capital lease obligations............  61,513
     Less current portion..................................  14,754
                                                            -------
     Total long-term portion............................... $46,759
                                                            =======

   Rental expense for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 was $11,395,249, $9,361,284, and $5,934,733, respectively, including contingent rentals of $1,584,793, $821,863, and $307,355, respectively.

   Letters of Credit--The Company has obtained letters of credit in connection with overseas purchase arrangements. The total amount outstanding was $1,285,408 as of December 30, 2000. The Company also has a standby letter of credit relating to a rental agreement of $14,667 as of December 30, 2000.

   Contingencies--The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have an adverse material effect on the Company's financial position or results of operations.

                              SHOE PAVILION, INC.

6. INCOME TAXES

   The components of deferred tax assets (liabilities) are as follows:

                                                      December 30, January 1,
                                                          2000        2000
                                                      ------------ ----------
   Current:
    Uniform capitalization of inventory costs........  $  662,112  $  315,785
    Accrued vacation.................................      83,724      10,348
    Inventory reserve................................      98,539      39,020
    Prepaid expenses.................................      (4,015)    (31,714)
    State taxes......................................    (112,904)    (74,220)
                                                       ----------  ----------
    Total current (reported in prepaid expenses and
     other)..........................................     727,456     259,219
                                                       ----------  ----------

   Non-Current:
    Difference in basis of fixed assets..............     229,220     156,731
    Deferred rent and tenant improvements............     658,230     732,116
                                                       ----------  ----------
    Total non-current................................     887,450     888,847
                                                       ----------  ----------
   Net deferred tax asset............................  $1,614,906  $1,148,066
                                                       ==========  ==========

   The provision for income taxes consisted of the following:

                                                      December 30, January 1,
                                                          2000        2000
                                                      ------------ ----------
   Current:
    Federal..........................................  $1,003,195  $1,535,150
    State............................................     242,149     361,316
                                                       ----------  ----------
      Total current..................................   1,245,344   1,896,466
   Deferred..........................................    (466,840)   (662,620)
                                                       ----------  ----------
   Total provision...................................  $  778,504  $1,233,846
                                                       ==========  ==========

   A reconciliation of the statutory federal income tax rate with the Company's effective tax rate is as follows:

                                                      December 30, January 1,
                                                          2000        2000
                                                      ------------ ----------
   Statutory federal rate............................        34.0%       34.0%
   State income taxes, net of federal income tax
    benefit..........................................         5.7         4.6
   Other.............................................         0.2        (0.6)
                                                       ----------  ----------
   Effective tax rate................................        39.9%       38.0%
                                                       ==========  ==========

                              SHOE PAVILION, INC.

7. STOCKHOLDERS' EQUITY

   Stock Options--In January 1998, the Company adopted the 1998 Equity Incentive Plan (the "1998 Plan") authorizing the issuance of 1,000,000 shares of common stock to key employees and consultants of the Company. The 1998 Plan provides for awards of incentive stock options and nonqualified stock option grants to purchase common stock at prices equal to fair market value at the date of grant. During 2000, the Company granted options under this plan for the purchase of 165,500 shares of common stock at exercise prices ranging from $1.81 to $1.94 per share, the fair market value of the shares at the date of grant. Such options vest from 25% to 33% each year, beginning on each anniversary date from the date of grant and expire ten years from that date. At December 30, 2000, 729,250 options were available for grants and 73,625 options were exercisable.

   Directors' Stock Options--In January 1998, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan") authorizing the issuance of 100,000 shares of common stock to non-employee directors of the Company. The Directors' Plan provides for awards of nonqualified stock options to purchase common stock at prices equal to fair market value at the date of grant. During 2000, the Company granted options under this plan for the purchase of 5,000 shares of common stock at an exercise price of $1.83 per share, the fair market value of the shares at the date of grant. Such options vest 100% one year from grant date and expire six years from that date. At December 30, 2000, 75,000 options were available for grant and 20,000 options were exercisable.

   The following tables summarize information about the stock options under both plans outstanding at December 30, 2000:

                                                                   Weighted
                                                     Number of     Average
                                                      Shares    Exercise Price
                                                     ---------  --------------
   Balance at December 31, 1997.....................      --          --
    Options granted.................................  334,000       $6.96
    Options canceled................................  (26,000)       7.52
                                                     --------
   Balance at January 2, 1999.......................  308,000        6.91
    Options granted.................................   86,000        4.36
    Options canceled................................  (82,750)       6.67
                                                     --------
   Balance at January 1, 2000.......................  311,250        6.27
    Options granted.................................  170,500        1.91
    Options canceled................................ (186,000)       4.64
                                                     --------
   Balance at December 30, 2000.....................  295,750       $4.78
                                                     ========
   Weighted average fair value of options granted
    during 2000.....................................                $1.61

    Range                       Weighted Average Weighted     Number      Weighted
   of              Number          Remaining     Average  Exerciseable at Average
   Exercise    Outstanding at   Contractual Life Exercise  December 30,   Exercise
   Prices     December 30, 2000    (in years)     Price        2000        Price
   --------   ----------------- ---------------- -------- --------------- --------
   $1.81 -
   $1.94...        125,500            9.28        $1.92          --        $ --
   $4.75 -
   $6.75...         27,250            7.31         5.67        8,625        5.71
   $7.00 -
   $10.25..        143,000            6.74         7.13       85,000        7.09
                   -------            ----        -----       ------       -----
   $1.81 -
   $10.25..        295,750            7.87        $4.78       93,625       $6.96
                   =======            ====        =====       ======       =====

                              SHOE PAVILION, INC.

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

                                Year Ended       Year Ended      Year Ended
                             December 30, 2000 January 1, 2000 January 2, 1999
                             ----------------- --------------- ---------------
   Expected life in years
    following vesting......      9.2 years        9.2 years       5.7 years
   Stock price volatility..         94.70%           87.01%          85.17%
   Risk free interest
    rate...................           6.0%             6.0%            6.0%
   Dividends during term...           None             None            None

   If the computed fair values of all awards had been amortized over the vesting period of the awards, net income would have been reduced to the pro forma amounts indicated below.

                                 Year Ended       Year Ended      Year Ended
                              December 30, 2000 January 1, 2000 January 2, 1999
                              ----------------- --------------- ---------------
   Net Income:
     As reported.............    $1,174,083       $2,014,615      $3,393,452
     Pro forma...............    $1,152,053       $1,787,608      $2,994,316
   Net Income per share:
     As reported:
       Basic.................    $     0.17       $     0.30      $     0.53
       Diluted...............    $     0.17       $     0.30      $     0.52
     Pro forma:
       Basic and diluted.....    $     0.17       $     0.26      $     0.46

8. EMPLOYEE BENEFIT PLAN

   The Company established a 401(k) Savings Plan (the "Plan") effective January 1, 1998. An employee becomes eligible to participate in the Plan after completing one year of service and attainment of the age 21; however, all employees hired prior to January 1, 1998, regardless of length of service, were permitted to enroll in the Plan. Generally, employees may contribute up to 15% of their compensation or a maximum of $10,500 in accordance with IRC Sections 402(g), 401(k) and 415. For every dollar contributed to the Plan, the Company will match 50 cents, up to a maximum of 3% of the employee's compensation. The Company contributed $18,794 and $25,041 for the years ending December 30, 2000 and January 1, 2000, respectively. The Company's contributions vest over a five-year period.

                              SHOE PAVILION, INC.

9. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  Net Income
                                                                    (loss)
                                                         Net      Per Share
                                                 Gross  Income  ---------------
                                          Sales  Profit (loss)  Basic   Diluted
                                         ------- ------ ------  ------  -------
                                           (In thousands, except per share
                                                        data)
   2000 Quarters
    4th Quarter......................... $23,637 $7,137 $ (590) $(0.09) $(0.09)
    3rd Quarter.........................  23,148  7,621    389    0.06    0.06
    2nd Quarter.........................  24,951  8,551  1,146    0.17    0.17
    1st Quarter.........................  19,322  6,087    229    0.03    0.03
   1999 Quarters
    4th Quarter......................... $21,699 $6,894 $  385  $ 0.06  $ 0.06
    3rd Quarter.........................  18,469  5,961    245    0.04    0.04
    2nd Quarter.........................  17,190  6,034    842    0.12    0.12
    1st Quarter.........................  14,253  4,646    543    0.08    0.08

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10--Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." See also Item 1 above.

Item 11--Executive Compensation

   The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12--Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

Item 13--Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with the Company."

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

       Consolidated Statements of Income

       Consolidated Statements of Cash Flows

       Consolidated Statements of Shareholders' Equity

       Notes to Consolidated Financial Statements

     (2) Consolidated Supplementary Financial Statement Schedule for the years ended December 30, 2000 and January 1, 2000:

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

Date: March 27, 2001

                                          SHOE PAVILION, INC.

                                                    /s/ Dmitry Beinus
                                          By: _________________________________
                                                       Dmitry Beinus
                                              Chairman of the Board, President
                                                and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


             Signature                      Capacity                Date
             ---------                      --------                ----

        /s/ Dmitry Beinus           Chairman, President and    March 27, 2001
 _________________________________   Chief Executive Officer
           Dmitry Beinus             (Principal Executive
                                     Officer)

      /s/ John D. Hellmann          Vice President, Chief      March 27, 2001
 _________________________________   Financial Officer
          John D. Hellmann           (Principal Financial
                                     Officer and Principal
                                     Accounting Officer)

      /s/ David H. Folkman          Director                   March 27, 2001
 _________________________________
          David H. Folkman

       /s/ Peter G. Hanelt          Director                   March 27, 2001
 _________________________________
          Peter G. Hanelt

                                 EXHIBIT INDEX

   Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:


 Exhibit
 Number      Exhibit
 -------     -------
   2.1   --  Exchange Agreement dated February 23, 1998 by and among Shoe
             Pavilion, Inc., Shoe Inn, Inc. and Dmitry Beinus (Incorporated by
             reference from Exhibit 2.1 to Registration Statement
             No. 333-41877).
   3.1   --  Certificate of Incorporation of the Registrant (Incorporated by
             reference from Exhibit 3.1 to Registration Statement No. 333-
             41877).
   3.2   --  Bylaws of the Registrant (Incorporated by reference from Exhibit
             3.2 to Registration Statement No. 333-41877).
   4.1   --  Specimen Common Stock Certificate (Incorporated by reference from
             Exhibit 4.1 to Registration Statement No. 33-41877).
  10.1   --  Lease Agreement between Lincoln-Whitehall Pacific, LLC and Shoe
             Inn, Inc. dated October 28, 1996 (Incorporated by reference from
             Exhibit 10.1 to Registration Statement No. 333-41877).
  10.2   --  First Amendment to Lease Agreement between Lincoln-Whitehall
             Pacific, LLC and Shoe Pavilion Corporation dated September 17,
             1998 (Incorporated by reference from Exhibit 10.2 to the Company's
             10-K filed March 23, 1999).
  10.3   --  Second Amendment to Lease Agreement between Lincoln-Whitehall
             Pacific, LLC and Shoe Pavilion Corporation dated January 11, 1999
             (Incorporated by reference from Exhibit 10.3 to the Company's 10-K filed March 23, 1999).
  10.4   --  1998 Equity Incentive Plan with forms of non-qualified and incentive stock option agreements (Incorporated by reference from
             Exhibit 10.2 to Registration Statement No. 333-41877).
  10.5   --  Directors' Stock Option Plan with form of stock option agreement
             (Incorporated by reference from Exhibit 10.3 to Registration
             Statement No. 333-41877).
  10.6   --  Credit Agreement dated December 1, 1998 between Shoe Pavilion
             Corporation and Wells Fargo Bank, National Association
             (Incorporated by reference from Exhibit 10.6 to the Company's
             10-K filed March 23, 1999).
  10.7   --  Revolving Line of Credit Note dated December 1, 1998 between Shoe
             Pavilion Corporation and Wells Fargo Bank, National Association
             (Incorporated by reference from Exhibit 10.7 to the Company's 10-K filed March 23, 1999).
  10.8   --  Continuing Guaranty dated December 1, 1998 between Shoe Pavilion,
             Inc. and Wells Fargo Bank, National Association (Incorporated by
             reference from Exhibit 10.8 to the Company's 10-K filed March 23,
             1999).
  10.9   --  Tax Allocation Agreement dated February 18, 1998 between Shoe Inn,
             Inc. and Dmitry Beinus (Incorporated by reference from Exhibit
             10.5 to Registration Statement No. 333-41877).
  10.10  --  Agreement of Purchase and Sale dated as of April 14, 1997 among
             Standard Shoe Company and Shoe Inn, Inc. (Incorporated by
             reference from Exhibit 10.6 to Registration Statement
             No. 333-41877).
  10.11  --  Form of Indemnification Agreement between the Registrant and certain of its officers and directors (Incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-41877).
  10.12  --  License Agreement dated July 7, 1999 between Richman Gordman 1/2
             Price Stores, Inc. and Shoe Pavilion, Inc. (Incorporated by
             reference from Exhibit 10.1 to the Company's 10-Q filed
             August 5, 1999).

                                                   (continued on following page)

                                 EXHIBIT INDEX

                                                  (continued from previous page)

 Exhibit
 Number      Exhibit
 -------     -------
  10.13  --  First Amendment to License Agreement between Richman Gordman 1/2
             Price Stores, Inc. and Shoe Pavilion, Inc. dated December 20, 1999
             (Incorporated by reference from Exhibit 10.13 to the Company's 10-
             K filed March 27, 2000).
  10.14  --  First Amendment to Credit Agreement between Shoe Pavilion
             Corporation and Wells Fargo Bank, National Association dated
             October 30, 1999 (Incorporated by reference from Exhibit 10.14 to the Company's 10-K filed March 27, 2000).
  10.15  --  Second Amendment to Credit Agreement between Shoe Pavilion
             Corporation and Wells Fargo Bank, National Association dated
             February 8, 2000 (Incorporated by reference from Exhibit 10.15 to the Company's 10-K filed March 27, 2000).
  10.16  --  Third Amendment to Credit Agreement between Shoe Pavilion
             Corporation and Wells Fargo Bank, National Association dated March
             9, 2000 (Incorporated by reference from Exhibit 10.16 to the
             Company's 10-K filed March 27, 2000).
  10.17  --  Credit Agreement dated February 27, 2001 between Shoe Pavilion
             Corporation and Wells Fargo Bank, National Association.
  21     --  List of Subsidiaries
  23     --  Independent Auditors' Consent