Form 10-Q
period 2001-03-31
SHOE PAVILION INC
filed 2001-05-11
CIK 1051009

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

     As of April 30, 2001 the Registrant had 6,800,000 shares of Common Stock outstanding.

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


                              SHOE PAVILION, INC.
                              INDEX TO FORM 10-Q

                                    PART I
                             FINANCIAL INFORMATION
                                                                                                    Page
                                                                                                    ----
Item 1 - Condensed Consolidated Financial Statements (Unaudited):
         Condensed Consolidated Balance Sheets..................................................      3
         Condensed Consolidated Statements of Operations........................................      4
         Condensed Consolidated Statements of Cash Flows........................................      5
         Notes to Condensed Consolidated Financial Statements...................................      6
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations..........................................................................    6-7
Item 3 - Quantitative and Qualitative Disclosures About Market Risk.............................      8


                                     PART II
                                OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders....................................      9
Item 6 - Exhibits and Reports on Form 8-K.......................................................      9

Signatures......................................................................................     10

                                    PART I
                             FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements.

     The following financial statements and related financial information are filed as part of this report:

                              Shoe Pavilion, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

(In thousands, except share data)                                              March 31,          December 30,
                                                                                    2001                  2000
                                                                            -------------         -------------
               ASSETS
Current assets
    Cash                                                                         $   779               $   814
    Accounts receivable                                                              622                   740
    Inventories, net                                                              38,845                38,187
    Prepaid expenses and other                                                     1,268                   941
                                                                            -------------         -------------
            Total current assets                                                  41,514                40,682

Property and equipment, net                                                        5,149                 5,284
Other assets                                                                         949                   949
                                                                            -------------         -------------
            Total assets                                                         $47,612               $46,915
                                                                            =============         =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                                             $ 9,069               $ 8,750
    Accrued expenses                                                               1,721                 2,028
    Current portion of capital lease obligations                                      15                    15
                                                                            -------------         -------------
            Total current liabilities                                             10,805                10,793

Long-term debt                                                                    14,695                13,975
Deferred rent                                                                      1,881                 1,883
Capital lease obligations, less current portion                                       43                    47
                                                                            -------------         -------------
            Total liabilities                                                     27,424                26,698
                                                                            -------------         -------------

Stockholders' equity
      Preferred stock - $.001 par value; 1,000,000 shares authorized;
        no shares issued or outstanding                                                -                     -
      Common stock - $.001 par value; 15,000,000 shares authorized;
        6,800,000 issued and outstanding                                               7                     7
      Additional paid-in capital                                                  13,967                13,967
      Retained earnings                                                            6,214                 6,243
                                                                            -------------         -------------
            Total stockholders' equity                                            20,188                20,217
                                                                            -------------         -------------
            Total liabilities and stockholders' equity                           $47,612               $46,915
                                                                            =============         =============

See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

(In thousands, except per share and number of stores)

                                                                            First Quarter Ended
                                                                      --------------------------------
                                                                           March 31,          April 1,
                                                                                2001              2000
                                                                      --------------    --------------
Net sales                                                                    $19,363           $19,322
Cost of sales and related occupancy expenses                                  13,708            13,235
                                                                      --------------    --------------
         Gross profit                                                          5,655             6,087
Selling, general and administrative expenses                                   5,415             5,521
                                                                      --------------    --------------
         Income from operations                                                  240               566
Interest expense                                                                 295               190
Other (income) expense, net                                                       (6)               (1)
                                                                      --------------    --------------
Income (loss) before taxes                                                       (49)              377
Income tax provision (benefit)                                                   (20)              148
                                                                      --------------    --------------
Net income (loss)                                                            $   (29)          $   229
                                                                      ==============    ==============

Earnings (loss) per share:
Basic                                                                        $  0.00           $  0.03
Diluted                                                                      $  0.00           $  0.03

Weighted average shares outstanding:
Basic                                                                          6,800             6,800
Diluted                                                                        6,800             6,801



Stores operated at end of period                                                 118               111


See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

(In thousands)

                                                                                  First Quarter Ended
                                                                        ------------------------------------
                                                                          March 31,                 April 1,
                                                                               2001                     2000
                                                                        -----------              -----------
Operating activities:
Net income (loss)                                                             $ (29)                 $   229
Adjustments to reconcile net income (loss) to net cash
  used by operating activities
  Depreciation and amortization                                                 385                      347
  Effect of changes in:
    Inventories                                                                (658)                  (6,027)
    Accounts receivables                                                        118                       53
    Prepaid expenses and other                                                 (327)                    (252)
    Accounts payable                                                            319                    3,957
    Accrued expenses and deferred rent                                         (309)                    (553)
                                                                        -----------              -----------
        Net cash used by operating activities                                  (501)                  (2,246)
                                                                        -----------              -----------
Investing activity:
   Purchase of property and equipment                                          (250)                    (249)
                                                                        -----------              -----------

Financing activities:
 Borrowings on credit facility, net                                             720                    2,334
 Principal payments on capital leases                                            (4)                      (4)
                                                                        -----------              -----------
        Net cash provided by financing activities                               716                    2,330
                                                                        -----------              -----------
Net decrease in cash                                                            (35)                    (165)
Cash, beginning of period                                                       814                      929
                                                                        -----------              -----------
Cash, end of period                                                           $ 779                  $   764
                                                                        ===========              ===========


See notes to condensed consolidated financial statements.

                               Shoe Pavilion, Inc.
              Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation

General - The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. (the "Company") without audit, and in the opinion of management, include all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods presented. The balance sheet as of December 30, 2000 presented herein has been derived from the audited financial statements of the Company as of December 30, 2000.

Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended December 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 30, 2000 on Form 10-K.

The results of operations for the first quarter ended March 31, 2001 presented herein are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income and net income are the same.


2. Recently Issued Accounting Standards

On December 31, 2000 the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. SFAS 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. The effect of adopting SFAS 133 was immaterial. The Company periodically enters into forward contracts to hedge specific purchases denominated in currencies other than United States dollars. At March 31, 2001 the Company had no such contracts outstanding.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. As of March 31, 2001, the Company operated 80 retail stores in California, Washington, Oregon and Oklahoma and 38 licensed shoe departments in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, North Dakota, Oklahoma and South Dakota.

The Company operates and manages the 38 shoe departments pursuant to a licensing agreement entered into in July 1999 with Gordmans, Inc., a Midwestern department store chain. The initial term of the agreement shall expire, unless terminated sooner as provided by the agreement, on June 29, 2002. Upon the expiration of the initial term, the agreement shall automatically renew for an additional term of three years, expiring on July 2, 2005 unless either the

Company or Gordmans gives the other party written notice on or before January 1, 2002, that they do not intend to renew the agreement.


Results of Operations

Net sales increased 0.2% to $19.4 million for the quarter ended March 31, 2001 from $19.3 million for the comparable period in 2000. This increase in net sales is attributable to the increase in new store net sales of $1.1 million which was substantially offset by the decrease in comparable store net sales of 2.4% and store closings.

Gross profit decreased 7.1% to $5.7 million for the quarter ended March 31, 2001 from $6.1 million for the same period in 2000 and decreased as a percentage of net sales to 29.2% from 31.5%. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in inventory reserves, and higher merchandise costs and base rent expense as a percentage of net sales.

Selling, general and administrative expenses decreased 1.9% to $5.4 million for the quarter ended March 31, 2001 from $5.5 million for the comparable period in 2000 and decreased as a percentage of net sales to 28.0% from 28.6%. The decrease in selling, general and administrative expenses is principally due to a reduction in advertising expense as well as an overall reduction in selling, general and administrative expenses, offset slightly by an increase in sales payroll. Sales payroll increased during the quarter principally due to the increase in the number of new stores.

Interest expense increased 55.3% to $295,000 for the quarter ended March 31, 2001 from $190,000 for the comparable period in 2000. The increase was attributable to higher average borrowings on the Company's revolving line of credit to support increased inventory levels.


Liquidity and Capital Resources

The Company has historically funded its cash requirements primarily through cash flow from operations and borrowings under its credit facility. Net cash used by operating activities during the quarter ended March 31, 2001 totaled $501,000 and was primarily used to fund increased inventory levels. Net cash, provided by financing activities, for the quarter ended March 31, 2001 totaled $716,000 consisting principally of net borrowings on the Company's line of credit.

Capital expenditures for the quarter ended March 31, 2001 were $250,000. These expenditures were principally related to the build-out of two new stores and two leased departments and the remodeling of three stores. During the remainder of the Company's fiscal year 2001, the Company anticipates that cash will be used primarily for merchandise inventory and to a lesser degree for capital expenditures.

The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $20.0 million expiring on June 1, 2002. As of March 31, 2001, the unused and available portion of the credit facility was approximately $4.1 million. The Company believes that operating cash flow and borrowings under its credit facility will satisfy its cash requirements for at least the next 12 months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported in the Company's Form 10-K for the year ended December 30, 2000.

                                     PART II
                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

              None.

Item 6. Exhibits and Reports on Form 8-K.


        (a)   Exhibits required to be filed by Item 601 of Regulation S-K:

              None.

        (b)   Reports on Form 8-K filed during the quarter ended March 31, 2001:

              None.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May 2001.


                              SHOE PAVILION, INC., as Registrant

                              By /s/ Dmitry Beinus
                              --------------------------------------------------
                              Dmitry Beinus
                              Chairman and Chief Executive Officer

                              By  /s/ John D. Hellmann
                              --------------------------------------------------
                              John D. Hellmann
                              Vice President and Chief Financial Officer