Form 10-Q
period 2001-06-30
SHOE PAVILION INC
filed 2001-08-14
CIK 1051009

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    As of July 31, 2001 the Registrant had 6,800,000 shares of Common Stock outstanding.

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


                              SHOE PAVILION, INC.
                              INDEX TO FORM 10-Q

                                    PART I
                             FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements (Unaudited):                             Page
                                                                                              ----
         Condensed Consolidated Balance Sheets..............................................    3
         Condensed Consolidated Statements of Income........................................    4
         Condensed Consolidated Statements of Cash Flows....................................    5
         Notes to Condensed Consolidated Financial Statements...............................    6
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations......................................................................  6-8
Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........................    8

                                        PART II
                                   OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders................................    9
Item 6 - Exhibits and Reports on Form 8-K...................................................    9

Signatures..................................................................................   10

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following financial statements and related financial information are filed as part of this report:

                              Shoe Pavilion, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

(In thousands, except share data)                                                        June 30,      December 30,
                                                                                             2001              2000
               ASSETS
Current assets
    Cash                                                                                $   1,066          $    814
    Accounts receivable                                                                       293               740
    Inventories                                                                            33,635            38,187
    Prepaid expenses and other                                                              1,054               941
                                                                                  ----------------      ------------
            Total current assets                                                           36,048            40,682

Property and equipment, net                                                                 4,796             5,284
Other assets                                                                                  949               949
                                                                                  ----------------      ------------
            Total assets                                                                $  41,793          $ 46,915
                                                                                  ================      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                   $   5,843          $  8,750
     Accrued expenses                                                                       2,362             2,028
     Current portion of capital lease obligations                                              54                15
                                                                                  ----------------      ------------
            Total current liabilities                                                       8,259            10,793

Long-term debt                                                                             10,600            13,975
Deferred rent                                                                               1,800             1,930
                                                                                  ----------------      ------------
            Total liabilities                                                              20,659            26,698
                                                                                  ----------------      ------------

Stockholders' equity
      Preferred stock- $.001 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                                           -                 -
      Common stock- $.001 par value; 15,000,000 shares authorized;
      6,800,000 issued and outstanding                                                          7                 7
      Additional paid-in capital                                                           13,967            13,967
      Retained earnings                                                                     7,160             6,243
                                                                                  ----------------      ------------
            Total stockholders' equity                                                     21,134            20,217
                                                                                  ----------------      ------------
            Total liabilities and stockholders' equity                                  $  41,793          $ 46,915
                                                                                  ================      ============

See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

(In thousands, except per share amounts and number of stores)

                                                                    Thirteen weeks ended                 Twenty-six weeks ended
                                                                -----------------------------        ------------------------------

                                                                  June 30,           July 1,              June 30,         July 1,
                                                                      2001              2000                  2001            2000
Net sales                                                        $  23,604         $  24,951             $  42,967       $  44,273
Cost of sales and related occupancy expenses                        15,760            16,400                29,468          29,635
                                                            --------------     -------------       ---------------    ------------
         Gross profit                                                7,844             8,551                13,499          14,638
Selling, general and administrative expenses                         6,078             6,392                11,493          11,913
                                                            --------------     -------------       ---------------    ------------
         Income from operations                                      1,766             2,159                 2,006           2,725
Interest expense                                                       207               233                   502             423
Other expense (Income)                                                 (18)               31                   (24)             30
                                                            --------------     -------------       ---------------    ------------
Income before taxes                                                  1,577             1,895                 1,528           2,272
Income tax provision                                                   631               749                   611             897
                                                            --------------     -------------       ---------------    ------------
Net income                                                       $     946         $   1,146             $     917       $   1,375
                                                            ==============     =============       ===============    ============
Earnings per share:
Basic                                                            $    0.14         $    0.17             $    0.13       $    0.20
Diluted                                                          $    0.14         $    0.17             $    0.13       $    0.20

Weighted average shares outstanding:
Basic                                                                6,800             6,800                 6,800           6,800
Diluted                                                              6,800             6,801                 6,800           6,802



Stores operated at end of period                                                                               115             112

See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

(In thousands)

                                                                                 Twenty-six weeks ended
                                                                       ---------------------------------------
                                                                           June 30,                  July 1,
                                                                               2001                     2000
Operating activities:
Net income                                                                  $   917                 $  1,375
Adjustments to reconcile net income to net cash
  provided (used) by operating activities
  Depreciation and amortization                                                 767                      693
  Loss on disposal of fixed assets                                                1                       40
  Effect of changes in:
    Inventories                                                               4,552                   (6,476)
    Accounts receivables                                                        447                      431
    Prepaid expenses and other                                                 (113)                    (286)
    Accounts payable                                                         (2,907)                    (105)
    Accrued expenses                                                            251                      479
    Deferred rent                                                                 0                     (174)
                                                                       ------------              -----------
        Net cash provided (used ) by operating activities                     3,915                   (4,023)
                                                                       ------------              -----------

Investing activity-
    Purchase of property and equipment                                         (280)                    (447)

Financing activities:
  Proceeds from (payments on) line of credit, net                            (3,375)                   4,186
  Principal payments on capital leases                                           (8)                      (7)
                                                                       ------------              -----------
        Net cash provided (used) by financing activities                     (3,383)                   4,179
                                                                       ------------              -----------
  Net increase (decrease) in cash                                               252                     (291)
  Cash, beginning of period                                                     814                      929
                                                                       ------------              -----------
  Cash, end of period                                                       $ 1,066                 $    638
                                                                       ============              ===========

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

The results of operations for the thirteen weeks and twenty-six weeks ended June 30, 2001 presented herein are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income and net income are the same.

2.  Recently Issued Accounting Standards

On December 31, 2000 the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. SFAS 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. The effect of adopting SFAS 133 was immaterial. The Company periodically enters into forward contracts to hedge specific purchases denominated in currencies other than United States dollars. At June 30, 2001 the Company had no such contracts outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. As of June 30, 2001, the Company operated 77 retail stores in California, Washington and Oregon and 38 licensed shoe departments in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, North Dakota, Oklahoma and South Dakota.

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

Results of Operations

Net sales for the thirteen weeks ended June 30, 2001 decreased 5.4% to $23.6 million, from net sales of $25.0 million for the same period last year. Net sales for the twenty-six weeks ended June 30, 2001 decreased 2.9% to $43.0 million, from net sales of $44.3 million for the same period last year. The decrease in net sales for these periods is principally attributable to the decline in comparable store net sales of 7.5% or $1.6 million and 5.3% or $2.0 million for the thirteen weeks and twenty-six ended June 30, 2001, respectively. These decreases were partially offset by the increase in new store net sales.

Gross profit for the thirteen weeks ended June 30, 2001 decreased 8.3% to $7.8 million from gross profit of $8.6 million for the same period last year. Gross profit as a percentage of net sales decreased to 33.2% for the thirteen weeks ended June 30, 2001 from 34.3% for the same period last year. For the twenty-six weeks ended June 30, 2001 gross profit decreased 7.8% to $13.5 million, from gross profit of $14.6 million for the comparable period last year. Gross profit as a percentage of net sales decreased to 31.4% for the twenty-six weeks ended June 30, 2001 from 33.1% for the comparable period last year. The decrease in gross profit as a percentage of net sales for the thirteen weeks and twenty-six weeks ended June 30, 2001 is principally attributable to the increase in occupancy costs coupled with the decrease in net sales.

Selling, general and administrative expenses for the thirteen weeks ended June 30, 2001 decreased by $314,000 or 4.9% compared to the same period last year, but remained relatively unchanged as a percentage of net sales at 25.7% from 25.6%. For the twenty-six weeks ended June 30, 2001, selling, general and administrative expenses decreased by $420,000 or 3.5% compared to the same period last year, but remained relatively unchanged as a percentage of net sales at 26.7% from 26.9%. The decrease in selling, general and administrative expenses for the thirteen weeks and twenty-six weeks ended June 30, 2001 is principally due to the reduction in advertising expense and freight, as well as an overall reduction in selling, general and administrative expenses. During the twenty-six weeks ended June 30, 2001 these decreases were partially offset by an increase in sales payroll.

Interest expense decreased 11.1% to $207,000 for the thirteen weeks ended June 30, 2001 from $233,000 for the comparable period in 2000. This decrease was attributable to a lower average interest rate on the Company's revolving line of credit. For the twenty-six weeks ended June 30, 2001 interest expense increased 18.7% to $502,000 from $423,000 for the comparable period in 2000. The increase was attributable to higher average borrowings on the Company's revolving line of credit.

Liquidity and Capital Resources

The Company has historically funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash provided by operating activities during the twenty-six weeks ended June 30, 2001 totaled $3.9 million and was primarily generated from a reduction in inventory. Merchandise inventory decreased $4.6 million to $33.6 million at June 30, 2001 from $38.2 million at December 30, 2000. This decrease in inventory is the result of the Company's efforts to improve liquidity. Net cash used by financing activities for the twenty-six weeks ended June 30, 2001 totaled $3.4 million consisting principally of net payments on the Company's line of credit. Working capital decreased to $27.8 million at June 30, 2001 from $29.9 million at December 30, 2000.

Capital expenditures for the twenty-six weeks ended June 30, 2001 were $280,000. These expenditures were principally related to the purchase of fixtures and the remodeling of existing stores. During the remainder of the Company's fiscal year 2001, the Company anticipates that cash will be used primarily to acquire merchandise inventory, and to a lesser degree, for capital expenditures.

The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $20.0 million. On June 1, 2001 the Commercial bank extended the maturity date of the revolver to June 1, 2003. As of June 30, 2001, the unused and available portion of the credit facility was approximately $5.6 million.

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

                                    PART II
                               OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

         In April 2001, the Company submitted to shareholders two matters both of which were approved at the annual meeting held on May 30, 2001. The matters were: (1) to elect four directors to serve on the board of directors until the next annual meeting of stockholders and until their successors shall have been elected; and (2) to ratify the selection of Deloitte & Touche LLP as independent auditors for the Company.

         At the annual meeting, the following directors received the following votes:

                                                FOR              WITHHELD
                                               -----             ---------
         Dmitry Beinus                       5,300,133           169,800
         Denise Ellwood                      5,300,133           169,800
         David H. Folkman                    5,300,133           169,800
         Peter G. Hanelt                     5,300,133           169,800

The shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 29, 2001 with voting as follows: 5,464,033 For, 4,700 Against, and 1,200 Abstain.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

              None

         (b)  Reports on Form 8-K filed during the quarter ended June 30, 2001:

              None.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of August 2001.

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