Form 10-Q
period 2001-09-29
SHOE PAVILION INC
filed 2001-11-13
CIK 1051009

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

   As of October 31, 2001 the Registrant had 6,800,000 shares of Common Stock outstanding.

                          FORWARD-LOOKING STATEMENTS


     This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from management's current expectations. These factors include, without limitation, change in the trend of same store sales, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting the retail market conditions, including the events of September 11, 2001 and uncertainties related to the ongoing conflict, the Company's ability to purchase attractive name brand merchandise at desirable discounts and the availability of desirable store locations as well as management's ability to negotiate acceptable lease terms, and maintain supplier and business relationships including the license agreement with Gordmans Inc. and open new stores in a timely manner. Other risk factors are detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update forward-looking statements.

                              SHOE PAVILION, INC.
                              INDEX TO FORM 10-Q

                                    PART I
                             FINANCIAL INFORMATION


Item 1  -  Condensed Consolidated Financial Statements (Unaudited):     Page
                                                                        ----

           Condensed Consolidated Balance Sheets......................    3
           Condensed Consolidated Statements of Income................    4
           Condensed Consolidated Statements of Cash Flows............    5
           Notes to Condensed Consolidated Financial Statements.......    6
Item 2  -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  7-8
Item 3  -  Quantitative and Qualitative Disclosures About Market Risk.    8

                                    PART II
                               OTHER INFORMATION

Item 4  -  Submission of Matters to a Vote of Security Holders........    9
Item 6  -  Exhibits and Reports on Form 8-K...........................    9

Signatures ...........................................................   10

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements.

    The following financial statements and related financial information are filed as part of this report:

                              Shoe Pavilion, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

(In thousands, except share data)                                                September 29,   December 30,
                                                                                          2001           2000
                ASSETS
Current assets
    Cash                                                                          $        594    $       814
    Accounts receivable                                                                    313            740
    Inventories                                                                         33,222         38,187
    Prepaid expenses and other                                                           1,072            941
                                                                                  ------------    -----------
            Total current assets                                                        35,201         40,682

Property and equipment, net                                                              4,655          5,284
Other assets                                                                               970            949
                                                                                  ------------    -----------
            Total assets                                                          $     40,826    $    46,915
                                                                                  ============    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                             $      8,456    $     8,750
     Accrued expenses                                                                    1,840          2,028
     Current portion of capital lease obligations                                           50             15
                                                                                  ------------    -----------
            Total current liabilities                                                   10,346         10,793

Long-term debt                                                                           7,350         13,975
Deferred rent                                                                            1,767          1,930
                                                                                  ------------    -----------
            Total liabilities                                                           19,463         26,698
                                                                                  ------------    -----------

Stockholders' equity
      Preferred stock- $.001 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                                        -              -
      Common stock- $.001 par value; 15,000,000 shares authorized;
      6,800,000 issued and outstanding                                                       7              7
      Additional paid-in capital                                                        13,967         13,967
      Retained earnings                                                                  7,389          6,243
                                                                                  ------------    -----------
            Total stockholders' equity                                                  21,363         20,217
                                                                                  ------------    -----------
            Total liabilities and stockholders' equity                            $     40,826    $    46,915
                                                                                  ============    ===========



See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

(In thousands, except per share amounts and number of stores)

                                                              Thirteen weeks ended                Thirty-nine weeks ended
                                                         -------------------------------       -------------------------------
                                                         September 29,     September 30,        September 29,    September 30,
                                                                  2001              2000                 2001             2000
Net sales                                                $      21,304     $      23,148      $        64,271    $     67,421
Cost of sales and related occupancy expenses                    14,886            15,527               44,354          45,162
                                                         -------------     -------------      ---------------    ------------
         Gross profit                                            6,418             7,621               19,917          22,259
Selling, general and administrative expenses                     5,953             6,602               17,446          18,515
                                                         -------------     -------------      ---------------    ------------
         Income from operations                                    465             1,019                2,471           3,744
Interest expense                                                   123               349                  625             772
Other expense (income)                                             (40)               28                  (64)             58
                                                         -------------     -------------      ---------------    ------------
Income before taxes                                                382               642                1,910           2,914
Income tax provision                                               153               253                  764           1,150
                                                         -------------     -------------      ---------------    ------------
Net income                                               $         229     $         389      $         1,146    $      1,764
                                                         =============     =============      ===============    ============

Earnings per share:
Basic                                                    $        0.03     $        0.06      $          0.17    $       0.26
Diluted                                                  $        0.03     $        0.06      $          0.17    $       0.26

Weighted average shares outstanding:
Basic                                                            6,800             6,800                6,800           6,800
Diluted                                                          6,800             6,845                6,801           6,810

Stores operated at end of period                                                                          118             113

See notes to condensed consolidated financial statements.

                              Shoe Pavilion, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

(In thousands)

                                                                        Thirty-nine weeks ended
                                                                --------------------------------------
                                                                September 29,            September 30,
                                                                         2001                     2000
Operating activities:
Net income                                                      $       1,146            $       1,764
Adjustments to reconcile net income to net cash
  provided (used) by operating activities
  Depreciation and amortization                                         1,151                    1,055
  Loss on disposal of fixed assets                                          1                       79
  Effect of changes in:
    Inventories                                                         4,965                  (10,787)
    Accounts receivables                                                  427                       58
    Prepaid expenses and other                                           (152)                    (207)
    Accounts payable                                                     (294)                     628
    Accrued expenses                                                     (187)                     129
    Deferred rent                                                        (117)                    (247)
                                                                -------------            -------------
        Net cash provided (used) by operating activities                6,940                   (7,528)
                                                                -------------            -------------

Investing activity-
   Purchase of property and equipment                                    (523)                    (789)

Financing activities:
 Proceeds from (payments on) line of credit, net                       (6,625)                   8,080
 Principal payments on capital leases                                     (12)                     (10)
                                                                -------------            -------------
        Net cash provided (used) by financing activities               (6,637)                   8,070
                                                                -------------            -------------
Net decrease in cash                                                     (220)                    (247)
Cash, beginning of period                                                 814                      929
                                                                -------------            -------------
Cash, end of period                                             $         594            $         682
                                                                =============            =============

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

The results of operations for the thirteen weeks and thirty-nine weeks ended September 29, 2001 presented herein are not necessarily indicative of the results to be expected for the full year.

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

At September 29, 2001 the Company had a foreign exchange contract outstanding to hedge certain purchases in Euro Dollars. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash outflow resulting from inventory purchases will be affected by changes in exchange rates. As of September 29, 2001 the notional amount and fair value of the Company's foreign exchange contract in U.S. dollars were $500,000 and $28,203, respectively.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning December 30, 2001 and is currently evaluating the provisions of the new standards and assessing their potential impact, if any, on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. As of September 29, 2001, the Company operated 80 retail stores in California, Washington and Oregon and 38 licensed shoe departments in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, North Dakota, Oklahoma and South Dakota.

The Company operates and manages the 38 shoe departments pursuant to a licensing agreement entered into in July 1999 with Gordmans, Inc., a Midwestern department store chain. The initial term of the agreement shall expire, unless terminated sooner as provided by the agreement, on June 29, 2002. Upon the expiration of the initial term, the agreement shall automatically renew for an additional term of three years, expiring on July 2, 2005, unless either the Company or Gordmans gives the other party written notice on or before January 1, 2002, that they do not intend to renew the agreement.


Results of Operations

Net sales for the thirteen weeks ended September 29, 2001 decreased 8.0% to $21.3 million, from net sales of $23.1 million for the same period last year. Net sales for the thirty-nine weeks ended September 29, 2001 decreased 4.7% to $64.3 million, from net sales of $67.4 million for the same period last year. The decrease in net sales for these periods is principally attributable to the decline in comparable store net sales of 9.3% or $1.9 million and 6.7% or $3.9 million for the thirteen weeks and thirty-nine weeks ended September 29, 2001, respectively. These decreases were partially offset by the increase in new store net sales.

Gross profit for the thirteen weeks ended September 29, 2001 decreased 15.8% to $6.4 million from gross profit of $7.6 million for the same period last year. Gross profit as a percentage of net sales decreased to 30.1% for the thirteen weeks ended September 29, 2001 from 32.9% for the same period last year. For the thirty-nine weeks ended September 29, 2001 gross profit decreased 10.5% to $19.9 million, from gross profit of $22.3 million for the comparable period last year. Gross profit as a percentage of net sales decreased to 31.0% for the thirty-nine weeks ended September 29, 2001 from 33.0% for the comparable period last year. The decrease in gross profit as a percentage of net sales for the thirteen weeks and thirty-nine weeks ended September 29, 2001 is principally attributable to an increase in occupancy costs coupled with the decrease in net sales.

Selling, general and administrative expenses for the thirteen weeks ended September 29, 2001 decreased by $649,000 or 9.8% compared to the same period last year, and decreased as a percentage of net sales to 27.9% from 28.5% for the same period last year. For the thirty-nine weeks ended September 29, 2001, selling, general and administrative expenses decreased by $1.1 million or 5.8% compared to the same period last year, and decreased as a percentage of net sales to 27.1% from 27.5% for the same period last year. The decrease in selling, general and administrative expenses for the thirteen weeks ended September 29, 2001 is principally due to the reduction in advertising expense. The decrease in selling, general and administrative expenses for the thirty-nine weeks ended September 29, 2001 is principally due to the reduction in advertising and freight expense. These decreases during the thirty-nine weeks ended September 29, 2001 were partially offset by an increase in sales payroll.

Interest expense decreased 64.8% to $123,000 for the thirteen weeks ended September 29, 2001 from $349,000 for the comparable period in 2000. This decrease was attributable to reduced average borrowings and a lower average interest rate on the Company's revolving line of credit. For the thirty-nine weeks ended September 29, 2001 interest expense decreased 19.0% to $625,000 from $772,000 for the comparable period in 2000. The decrease was principally attributable to a lower average interest rate on borrowings on the Company's revolving line of credit.

The effective income tax rate increased slightly to 40.0% for the thirty-nine weeks ended September 29, 2001 from 39.5% for the same period last year. The increase resulted from higher state income taxes.


Liquidity and Capital Resources

The Company has historically funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash provided by operating activities during the thirty-nine weeks ended September 29, 2001 totaled $6.9 million and was primarily generated from a reduction in inventory. Merchandise inventory decreased $5.0 million to $33.2 million at September 29, 2001 from $38.2 million at December 30, 2000. This decrease in inventory is the result of the Company's efforts to improve liquidity. Net cash used by financing activities for the thirty-nine weeks ended September 29, 2001 totaled $6.6 million consisting principally of net payments on the Company's line of credit. Working capital decreased to $24.9 million at September 29, 2001 from $29.9 million at December 30, 2000.

Capital expenditures for the thirty-nine weeks ended September 29, 2001 were $523,000. These expenditures were principally related to the build-out of four new stores and two leased departments and the purchase of fixtures for the remodeling of existing stores. During the remainder of the Company's fiscal year 2001, the Company anticipates that cash will be used primarily to acquire merchandise inventory, and to a lesser degree, for capital expenditures.

The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $20.0 million. On June 1, 2001 the commercial bank extended the maturity date of the revolver to June 1, 2003. As of September 29, 2001, the unused and available portion of the credit facility was approximately $8.3 million.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


Item 6.   Exhibits and Reports on Form 8-k.

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               10.18 First Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated June 1, 2001

               10.19 Second Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated September 1, 2001

          (b)  Reports on Form 8-K filed during the quarter ended
               September 29, 2001:

               None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2001.


                                    SHOE PAVILION, INC., as Registrant


                                    By /s/ Dmitry Beinus
                                    ------------------------------------------
                                    Dmitry Beinus
                                    Chairman and Chief Executive Officer

                                    By  /s/ John D. Hellmann
                                    ------------------------------------------
                                    John D. Hellmann
                                    Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit Number      Description
--------------      -----------

10.18 First Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated June 1, 2001

10.19 Second Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated September 1, 2001