Form 10-K405
period 2001-12-29
SHOE PAVILION INC
filed 2002-03-29
CIK 1051009

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 29, 2001

                        Commission File Number 0-23669

                              SHOE PAVILION, INC.
            (Exact name of registrant as specified in its charter)


                          Delaware                     94-3289691
              (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)      Identification No.)

                 3200-F Regatta Boulevard,
                    Richmond, California                  94804
          (Address of principal executive offices)     (Zip Code)

                               -----------------

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

                                 Common Stock
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   At March 19, 2002 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $3,818,000.

   At March 19, 2002 the number of shares outstanding of registrant's Common Stock was 6,800,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders--Part III of this Form 10-K.


================================================================================

                              Shoe Pavilion, Inc.

                      Index to Annual Report on Form 10-K

                     For the year ended December 29, 2001

                                                                                   Page
                                                                                   ----
                                        PART I
Item 1  Business..................................................................   3
Item 2  Properties................................................................   8
Item 3  Legal Proceedings.........................................................   8
Item 4  Submission of Matters to a Vote of Security Holders.......................   8

                                        PART II
Item 5  Market for the Registrant's Common Equity and Related Stockholder Matters.   9
Item 6  Selected Financial Data...................................................  10
Item 7  Management's Discussion and Analysis of Financial Condition and Results of
          Operations..............................................................  11
Item 7A Quantitative and Qualitative Disclosure About Market Risk.................  20
Item 8  Financial Statements and Supplementary Data...............................  21
Item 9  Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..............................................................  34

                                       PART III
Item 10 Directors and Executive Officers of the Registrant........................  34
Item 11 Executive Compensation....................................................  34
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters.....................................................  34
Item 13 Certain Relationships and Related Transactions............................  34

                                        PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  34

                                    PART I

Item 1--Business

General

   Shoe Pavilion, Inc. is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the designer and name brand footwear market. As of December 29, 2001 the Company operated 83 retail stores in California, Washington and Oregon under the trade name Shoe Pavilion. In addition, as of December 29, 2001, the Company operated the shoe department of 38 Gordmans, Inc. (formerly Richman Gordman 1/2 Price Stores, Inc.) department stores in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, North Dakota, Oklahoma and South Dakota under a licensing agreement entered into in July 1999. On June 29, 2002, the initial term of the license agreement with Gordmans department stores will expire and the Company will no longer operate the 38 licensed shoe departments in Gordmans department stores. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

   The Company offers quality designer and name brand footwear such as Diesel, Fila, Ralph Lauren, Rockport, Steve Madden, Vans and Via Spiga, typically at 30% to 70% below regular department store prices. Such price discounts appeal to value-oriented consumers seeking quality brand name footwear not typically found at other off-price retailers or mass merchandisers. The Company is able to offer lower prices by (i) selectively purchasing from manufacturers at significant discounts, large blocks of production over-runs, over-orders, mid- and late-season deliveries and last season's stock, (ii) sourcing in-season name brand and branded design merchandise directly from factories in Italy, Brazil, China and Spain and (iii) negotiating favorable prices with manufacturers by ordering merchandise during off-peak production periods and taking delivery. During 2001, the Company purchased footwear merchandise from over 100 domestic and international vendors, independent resellers and manufacturers that frequently have excess inventory for sale.

   The Company's stores utilize a self-service format that allows inventory to be stored directly under a displayed shoe, thereby eliminating the need for a stockroom and significantly increasing retail floor space. The functionality and simplicity of this format enable flexible store layouts that can be easily reconfigured to accommodate a new mix of merchandise. Moreover, this format allows customers to locate all available sizes of a particular shoe and to try them on for comfort and fit without a salesperson's assistance, thereby reducing in-store staffing needs and allowing customers to make independent, purchasing decisions.

   Shoe Pavilion is a standardized concept that offers a bright, clean, low maintenance and functional shopping environment to customers interested in purchasing quality men's and women's value priced footwear. The Company's stores are strategically located in strip malls, outlet centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. Shoe Pavilion stores average approximately
7,500 square feet, while the Gordmans licensed shoe departments average approximately 3,000 square feet. The Company opened, net of closures, 5 stores (including 2 Gordmans shoe departments) in 2001, 5 stores (including 3
Gordmans' shoe departments) in 2000 and 42 stores (including 33 Gordmans' shoe departments) in 1999. During 2002, the Company intends to open 5 to 10 new stores, primarily in California. It also expects to close 3 Shoe Pavilion stores and all 38 of the Gordmans licensed shoe departments as of June 29, 2002.

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

Operating Strategy

   The Company's objective is to be the leading off-price retailer of designer label and name brand footwear in each of the markets it serves. The operating strategy is designed to allow the Company to offer its customers quality footwear typically at 30% to 70% below department store prices for the same shoes. The following summarizes key elements of the Company's operating strategy:

  . Off-Price Concept, Premium Name Brands. The Company differentiates itself from other off-price retailers and deep discount chains by focusing on higher price point merchandise, extending the off-price concept into the designer and name brand footwear market. As a result, the Company generally does not compete with other discount stores in obtaining the majority of its merchandise. Similarly, while some department store and brand name retail chains operate discount outlets, such operations generally obtain merchandise from the existing inventory of their retail affiliates rather than from external sources. Some of the Company's most successful stores have benefited from the heightened consumer awareness and preference to shop at discount malls or outlet centers, both of which typically include other off-price retailers.

  . Broad Selection of Designer Footwear. The Company offers a broad selection of quality footwear from over 75 name brands such as Diesel, Fila, Ralph Lauren, Rockport, Steve Madden, Vans and Via Spiga. The availability and wide variety of premium brand names distinguish Shoe Pavilion and serve to attract first time buyers and consumers who otherwise might shop at more expensive department stores. The wide variety of brand names also enables the Company to tailor its merchandise from store to store to accommodate consumer preferences that may vary by location.

  . Selective Bulk Purchases; Diverse Vendor Network. The Company is able to offer lower prices by selectively purchasing large blocks of over-runs, over-orders, mid- and late-season deliveries and last season's stock from over 100 domestic and international vendors, independent resellers and manufacturers at significant discounts. The diversity and scope of its vendor network help to provide a constant source of quality merchandise, and the purchase of name brand, traditional styles helps to mitigate the likelihood of inventory writedowns. To augment available merchandise with the latest in-season styles, the Company purchases branded design footwear directly from factories in Italy, Brazil, China and Spain.

  . Self-Service Stores. The Company believes that the self-service format reinforces its off-price strategy and appeals to value-oriented consumers. The Company's format allows inventory to be stored directly under a displayed shoe, thereby eliminating the need for a stockroom and significantly increasing retail floor space. The functionality and simplicity of this format enable flexible store layouts that can be easily rearranged to complement the current merchandise. Moreover, this format allows customers to locate all available sizes of a particular shoe and to try them on for comfort and fit without a salesperson's assistance, thereby reducing in-store staffing needs and allowing customers to make independent, purchasing decisions.

Growth Strategy

   Since opening its first store in 1979 in Washington, the Company has expanded to 121 stores, including 38 licensed shoe departments, in twelve states. The Company intends to continue to expand by opening new stores and increasing comparable store sales. On June 29, 2002, the initial term of the license agreement with Gordmans department stores will expire and the Company will no longer operate the 38 licensed shoe departments in Gordmans department stores. Net sales for the licensed shoe departments in 2001 were $14.5 million.

  . Continue New Store Openings. The Company intends to increase its presence in its current markets and to enter new markets by selectively opening new stores, which can be served by the Company's business support and distribution infrastructure. When entering a new market, the Company prefers to open multiple stores, thereby creating an immediate market presence and enabling television advertising costs to be spread economically across a number of stores. The Company opened 6 stores and 2 licensed shoe departments in 2001, 7 stores and 3 licensed shoe departments in 2000 and 17 stores and 33 licensed shoe department locations in 1999. The Company closed 3 stores in 2001, 5 stores in 2000, and 8 stores in 1999. During 2002, the Company intends to open 5 to 10 new stores, primarily in California. Management believes that new store openings in the Company's current markets will further increase name recognition, which, in turn, will facilitate expansion into new markets.

  . Increase Comparable Store Sales. During the past several years, comparable store sales have been subject to wide fluctuations. Comparable store sales decreased 5.9% in 2001 and increased 9.4% in 2000 after experiencing a 1.2% downturn in 1999. In an effort to improve comparable store sales performance, management intends to focus on refining its sales efforts, including merchandise selection, advertising and promotions.

   The Company's ability to execute its operating and growth strategy is subject to numerous risks and uncertainties. Also certain events such as local economic downturns or September 11, 2001 are beyond the control of management. Consequently, there can be no assurance that the Company will be successful in implementing its strategy or that its strategy, even if implemented, will lead to successful achievement of the Company's objectives.

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

                        Women's      Men's     Athletic
                        -------      -----     --------
                          BCBG      Airwalk     Adidas
                         Diesel       Bass       Asics
                      Hush Puppies   Dexter      Avia
                      Life Stride     Lugz     Converse
                      Ralph Lauren Nunn Bush     Fila
                        Rockport    Rockport  New Balance
                      Steve Madden  Skechers    Saucony
                       Via Spiga   Timberland    Vans

Site Selection, Opening Costs and Leases

   The Company uses an exclusive broker on the West Coast to identify potential retail sites as well as possible acquisition candidates. Before entering a new market, management reviews detailed reports on demographics; spending, traffic, and consumption patterns; and other site and market related data. As of December 29, 2001, 43 of the Company's stores were located in strip malls, 12 were located in outlet centers, 10 were located in free standing stores and 18 were located in other types of facilities.

   Opening costs for stores are typically minimal, excluding the initial stocking of inventory. The Company estimates that its total capital requirements to open a typical new store average $360,000, consisting of approximately $300,000 for inventory and $60,000 for fixtures and equipment, excluding leasehold improvements which are occasionally paid for by the landlord allowances. Costs vary from store to store depending on, among other things, the location, size, property condition, and the tenant improvement package offered by the landlord. The Company does not own any of its real estate.

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

Sourcing And Purchasing

   Vendors. During 2001, the Company purchased its inventory from over 100 domestic and international vendors and independent resellers who over bought merchandise. In 2001, the Company's top ten suppliers accounted for approximately 30% of its inventory purchases. No vendor accounted for more than 10% of total inventory purchases in 2001. The Company purchases from its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. Since the Company has locations in a number of markets along the West Coast and the Midwest, Shoe Pavilion can accommodate and distribute a wide variety of merchandise that meets the needs of customers in different geographic areas. Management believes that the strength and variety of its supplier network mitigates much of the Company's exposure to inventory supply risks. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Financial Performance--Inventory and Sourcing Risk."

   Direct Sourcing. The Company purchases in-season name brand and branded design merchandise directly from factories in Italy, Brazil, China and Spain. These purchases include both branded and non-branded goods and provide a consistent source of in-season merchandise. Directly sourced goods accounted for approximately 9.1% and 13.4% of the Company's net sales in 2001 and 2000 respectively. The Company purchases from its manufacturing sources on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Financial Performance--International Purchasing."

Marketing

   The Company believes that television advertising benefits all stores in a common viewing market. In 2001 the Company spent 3.2% of net sales or $2.8 million, net of vendor contributions. In 2000 the amount was 4.7% of net sales, or $4.3 million, net of vendor contributions. In 1999, the amount was 3.3% of net sales, or $2.4 million, net of vendor contributions. The Company believes that advertising costs for a particular market will be more effectively and economically leveraged as the number of stores increases in that market. The Company occasionally uses print advertising, usually at the time of a new store opening; however, it has found print advertising to be less effective than television advertising. Shoe Pavilion's signage is consistent at all of its locations, with highly visible signage at the front and, when appropriate, rear of the store.

Merchandise Distribution

   During the year ended December 29, 2001 the Company's corporate offices and distribution facility were located in a 92,000 square foot facility in Richmond, California, which the Company occupied under a lease that expired in February 2002. The Company decided not to renew the lease and instead engaged a third party that began providing the warehousing and distribution services for the Company in February 2002. The Company will lease separate office space for its merchandising and administrative staff. The Company believes greater operating efficiencies and cost savings will be achieved by outsourcing its warehouse activities. The Company is currently leasing its present office space on a month to month basis.

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

Competition

   The retail footwear market is highly competitive, and the Company expects the level of competition to increase. The Company competes with off-price and discount retailers (e.g., Nordstrom Rack, Payless ShoeSource, Ross Dress for Less and Famous Footwear), branded retail outlets (e.g., Nine West), national retail stores (e.g., Nordstrom, Marshalls, Macy's, Sears, J.C. Penney, Loehmann's, Robinsons-May and Mervyn's), traditional shoe stores and mass merchants. Many of these competitors have stores in the markets in which the Company now operates and in which it plans to expand. Additionally, many of the competitors are larger and have more resources than the Company.

Employees

   As of December 29, 2001, the Company had approximately 321 full-time employees and 517 part-time employees. The number of part-time employees fluctuates depending upon seasonal needs. The Company's 31 warehouse employees in Richmond, CA were represented by Local 315, International Brotherhood of Teamsters. In December 1998, the Company signed a collective bargaining agreement with Local 315 that terminated on January 31, 2002. Because the Company has outsourced its warehousing and distribution activities to a third party vendor, the contract with the International Brotherhood of Teamsters was not renewed.

Executive Officers

   Certain information regarding the executive officers of the Company is set forth below:

     Name        Age                   Position
     ----        ---                   --------
Dmitry Beinus... 49  Chairman of the Board and Chief Executive Officer
Robert R. Hall.. 49  Vice President and Chief Operating Officer
John D. Hellmann 52  Vice President of Finance, Chief Financial Officer, and Secretary

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

Item 2--Properties

   As of December 29, 2001 the Company's corporate offices and distribution facility were located in a 92,000 square foot facility in Richmond, California, which the Company occupied under a lease that expired in February 2002. The Company decided not to renew the lease and instead engaged a third party that began providing the warehousing and distribution services for the Company in February 2002. The Company will lease separate office space for its merchandising and administrative staff. The Company believes greater operating efficiencies and cost savings will be achieved by outsourcing its warehouse activities. The Company is currently leasing office space on a month to month basis. As of December 29, 2001 the Company's 83 stores occupied an aggregate of approximately 623,000 square feet of space. The 38 licensed shoe departments occupied an aggregate of approximately 114,000 square feet of space as of December 29, 2001. The Company leases all of its stores, with leases expiring between 2002 and 2011. The Company has options to renew most of its leases.

Store Locations

   As of December 29, 2001, the Company operated 83 retail stores in the states of California, Washington and Oregon and 38 licensed shoe departments in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska North Dakota, Oklahoma and South Dakota. The license agreement for the 38 shoe departments in Gordmans department stores expires on June 29, 2002. The number of stores in each geographic area is set forth below:

                                         Stores at Year End
                                      ------------------------
                  Location            2001 2000 1999 1998 1997
                  --------            ---- ---- ---- ---- ----
                  Northern California  34   32   31   27   24
                  Southern California  35   33   30   25   16
                  Nevada.............   0    0    0    0    1
                  Oregon.............   4    4    4    4    2
                  Washington.........  10   10   13   13   12
                  Oklahoma...........   0    1    0    0    0
                                       --   --   --   --   --
                     Total...........  83   80   78   69   55
                                       ==   ==   ==   ==   ==

                                       Licensed Shoe
                                        Departments
                                       --------------
                          Location     2001 2000 1999
                          --------     ---- ---- ----
                          Colorado....   3    3    3
                          Illinois....   3    3    1
                          Iowa........   7    7    6
                          Kansas......   5    5    5
                          Missouri....   7    7    7
                          Nebraska....   8    8    8
                          North Dakota   2    0    0
                          Oklahoma....   2    2    2
                          South Dakota   1    1    1
                                        --   --   --
                                        38   36   33
                                        ==   ==   ==

Item 3--Legal Proceedings

   The Company is not a party to any material pending legal proceedings.

Item 4--Submission of Matters to a Vote of Security Holders

   Inapplicable.

                                    PART II

Item 5--Market for the Registrant's Common Equity and Related Stockholder
Matters

   The common stock of the Company is traded on the Nasdaq SmallCap Market(R) under the symbol SHOE. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported by the Nasdaq Market(R).

                                          High   Low
                                          ----- -----
                           2001
                           First Quarter. $2.44 $1.19
                           Second Quarter  1.42  0.90
                           Third Quarter.  1.14  0.86
                           Fourth Quarter  1.18  0.83

                           2000
                           First Quarter. $2.72 $1.75
                           Second Quarter  2.38  1.50
                           Third Quarter.  3.38  2.00
                           Fourth Quarter  3.06  1.13

   After the Company went public its common stock was listed on the Nasdaq National Market. On March 1, 2001 the Company received a Nasdaq Staff Determination indicating that the Company had failed to comply with the Minimum Market Value of Public Float requirement for continued listing and that its shares were subject to delisting from The Nasdaq National Market. On April 6, 2001 the Company participated in a hearing with the Nasdaq Listing Qualifications Panel to appeal the Nasdaq Staff Determination. On April 30, 2001 the Company was notified that the Panel determined to transfer the listing of the Company's securities to The Nasdaq SmallCap Market. On May 3, 2001 the listing of Company's securities were transferred from The Nasdaq National Market to The Nasdaq SmallCap Market. The Company's securities continue to be listed under the symbol SHOE.

   As of December 29, 2001, there were approximately 15 holders of record of the Company's common stock.

   From August 1988 through February 1998, the Company made distributions to its sole stockholder primarily to allow the stockholder to pay taxes on earnings of the Company included or includable in the taxable income of the stockholder as a result of the Company's S corporation status. Upon completion of its initial public offering, the Company made an S corporation distribution in the amount of $7.8 million to its previous sole stockholder, which approximately equaled the estimated earned and previously undistributed taxable S corporation income of the Company through the day preceding the termination date of its S corporation status. Except as mentioned in the previous sentences, the Company has not paid any cash dividends in the past. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company's line of credit restricts the Company's ability to pay dividends. See Note 3 of Notes to Consolidated Financial Statements.

Item 6--Selected Financial Data

   The selected consolidated financial and operating data set forth below should be read in conjunction with "Item 8--Financial Statements and Supplementary Data--Consolidated Financial Statements of the Company and related Notes thereto" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                      Year Ended
                                                 ---------------------------------------------------
                                                   2001          2000     1999     1998(1)    1997
                                                  -------      -------  -------    -------  -------
                                                 (In thousands, except per share and operating data)
Statement of Operations Data:
Net sales.......................................  $88,135      $91,058   $71,611   $55,907  $45,074
Cost of sales and related occupancy expenses....   60,686       61,662    48,076    35,777   28,922
                                                  -------      -------  -------    -------  -------
Gross profit....................................   27,449       29,396    23,535    20,130   16,152
Selling expenses................................   17,606       19,134    13,999    11,472    8,800
General and administrative expenses.............    6,861        7,014     5,655     3,664    3,106
                                                  -------      -------  -------    -------  -------
Income from operations..........................    2,982        3,248     3,881     4,994    4,246
Interest and other expense, net.................     (626)      (1,295)     (633)     (453)    (520)
                                                  -------      -------  -------    -------  -------
Income before income taxes......................    2,356        1,953     3,248     4,541    3,726
Provision for income taxes......................     (895)        (779)   (1,233)   (1,147)    (261)
                                                  -------      -------  -------    -------  -------
Net income......................................  $ 1,461      $ 1,174   $ 2,015   $ 3,394  $ 3,465
                                                  =======      =======  =======    =======  =======
Net income per share:
   Basic........................................  $  0.21      $  0.17   $  0.30   $  0.53  $  0.77
   Diluted......................................  $  0.21      $  0.17   $  0.30   $  0.52  $  0.77
Weighted average shares outstanding:
   Basic........................................    6,800        6,800     6,800     6,462    4,500
   Diluted......................................    6,801        6,810     6,801     6,474    4,500

Pro Forma:
Historical income before income taxes...........       --           --        --   $ 4,541  $ 3,726
Pro forma provision for income taxes(2).........       --           --        --    (1,748)  (1,435)
                                                  -------      -------  -------    -------  -------
Pro forma net income(2).........................       --           --        --   $ 2,793  $ 2,291
                                                  =======      =======  =======    =======  =======
Pro forma net income per share(2)...............       --           --        --   $  0.42       --
Pro forma weighted average shares outstanding(2)       --           --        --     6,600       --

Selected Operating Data:
Number of stores:
   Opened during period(3)......................        8           10        50        16       16
   Closed during period.........................        3            5         8         2        2
   Open at end of period........................      121          116       111        69       55
Comparable store sales increase (decrease)......     (5.9)%        9.4%     (1.2)%     6.1%     4.6%

                                                                      Year Ended
                                                 ---------------------------------------------------
                                                   2001          2000     1999      1998      1997
                                                  -------      -------  -------    -------  -------
Balance Sheet Data:
Working Capital.................................  $22,839      $29,890   $14,305   $13,739  $ 6,045
Total assets....................................   39,162       46,915    41,613    33,534   22,646
Total indebtedness (including current portion)..    4,647       14,037     8,075     8,494    7,658
Stockholders' equity............................   21,678       20,217    19,043    17,028    7,328

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

(3) 2001, 2000 and 1999 include 2, 3 and 33 licensed shoe departments, respectively, operated pursuant to a license agreement with Gordmans, Inc.

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

Overview

   Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women's and men's designer label and name brand merchandise. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the designer and name brand footwear market. As of December 29, 2001 the Company operated 83 retail stores in California, Washington and Oregon under the trade name Shoe Pavilion. In addition, as of December 29, 2001, the Company operated the shoe department of 38 Gordmans, Inc. (formerly Richman Gordman 1/2 Price Stores, Inc.) department stores in Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, North Dakota, Oklahoma and South Dakota under a licensing agreement entered into in July 1999. On June 29, 2002, the initial term of the license agreement with Gordmans department stores will expire and the Company will no longer operate the 38 licensed shoe departments in Gordmans department stores.

   The Company opened, net of closures, 5 stores in both 2001 and 2000, and 42 new stores in 1999. During 2002, the Company intends to open approximately 5 to 10 new stores, primarily in California. It also expects to close 3 stores and 38 licensed shoe departments in 2002.

   The Company's growth in net sales historically has resulted primarily from the opening of new stores. In 2000 and 1999 the Company also experienced growth in net sales as a result of the opening of 36 shoe departments pursuant to a licensing agreement entered into with Gordmans in 1999. The Company expects that the primary source of future sales growth will continue to be new store openings. Because the Company's comparable store sales have fluctuated widely, the Company does not expect that comparable store sales will contribute significantly to future growth in net sales. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company's comparable store sales decreased 5.9% in 2001, increased 9.4% in 2000 and decreased 1.2% in 1999. Net sales will be impacted as the Company will no longer operate the 38 licensed shoe departments after June 29, 2002. Net sales generated from the licensed shoe departments were $14.5 million for the year ended December 29, 2001. In addition, these stores generated a store operating contribution before overhead, distribution costs, interest and taxes of approximately $2.9 million. The Company does not allocate overhead, distribution costs, interest or taxes to stores. The majority of the overhead costs which consist of costs such as merchandising, accounting, information systems, rent and insurance are shared expenses of the Shoe Pavilion stores and the licensed shoe departments. The Company does not expect to incur significant costs in connection with the termination of the license agreement.

   The Company seeks to acquire footwear merchandise on favorable financing terms and in quantities large enough to support future growth. This strategy causes an increase in inventory levels at various times throughout the year. As a result, similar to other off-price retailers, the Company's inventory turnover rates are typically less than full-price retailers.

Critical Accounting Policies and Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in the Company's financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the Company's estimates. Such differences could be material to the financial statements.

   Management believes that the Company's application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the Company's application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

   The Company's accounting policies are more fully described in Note 2 to the financial statements, located elsewhere in this Form 10-K. The Company has identified certain critical accounting policies which are described below.

   Merchandise inventory. Merchandise inventory is carried at the lower of average cost or market. The Company makes certain assumptions to adjust inventory based on historical experience and current information in order to assess that inventory is recorded properly at the lower of cost or market. These assumptions can have a significant impact on current and future operating results and financial position.

   Fixed assets. In evaluating the fair value and future benefits of fixed assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related fixed assets and reduce their carrying value by the excess, if any, of the result of such calculation. The Company believes at this time that the fixed assets' carrying values and useful lives continue to be appropriate.

Results of Operations

   The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                2001   2000   1999
                                                -----  -----  -----
            Net sales.......................... 100.0% 100.0% 100.0%
            Gross profit.......................  31.1   32.3   32.9
            Selling expenses...................  20.0   21.0   19.6
            General and administrative expenses   7.8    7.7    7.9
                                                -----  -----  -----
            Income from operations.............   3.3    3.6    5.4
            Interest and other expenses, net...  (0.7)  (1.4)  (0.9)
                                                -----  -----  -----
            Income before income taxes.........   2.6    2.2    4.5
            Provision for income taxes.........  (1.0)  (0.9)  (1.7)
                                                -----  -----  -----
            Net income.........................   1.6%   1.3%   2.8%
                                                =====  =====  =====

2001 Compared with 2000

   Net Sales. Net sales decreased 3.2% to $88.1 million for 2001 from net sales of $91.1 million for 2000. The decrease in net sales is principally attributable to the decline in comparable store net sales of 5.9% or $4.6 million. The decline in comparable store net sales was partially offset by net sales generated from five stores opened in 2001 (net of three closed) and the effect of a full year of sales for five stores opened in 2000 (net of five closed). Net sales in 2002 will be impacted by the effects of the expiration of the initial term of the license agreement with Gordmans department stores. As a result of this expiration the Company will no longer operate the 38 licensed shoe departments after June 29, 2002. Net sales for the licensed shoe departments in 2001 were $14.5 million.

   Gross Profit. Cost of sales includes landed merchandise and occupancy costs and the license fee paid to Gordmans for the licensed shoe departments. Gross profit decreased 6.6% to $27.4 million from $29.4 million in 2000. Gross profit as a percentage of net sales decreased to 31.1% in 2001 from 32.3% in 2000, principally due to the increase in occupancy costs of 1.6% as a percentage of net sales. This increase in occupancy costs as a percentage of net sales was primarily driven by the decrease in comparable store net sales in 2001.

   Selling Expenses. Selling expenses decreased 8.0% to $17.6 million in 2001 from $19.1 million in 2000 and decreased as a percentage of net sales to 20% in 2001 from 21.0% in 2000. The decrease in selling expenses is principally due to a $1.5 million reduction in advertising in 2001 compared to 2000. For 2001 advertising costs were $2.8 million or 3.2% of net sales compared to $4.3 million or 4.7% of net sales in 2000. This was in part due to a decrease in advertising for the licensed shoe departments of approximately $.8 million. The Company intends to increase advertising as a percentage of net sales in 2002 in an effort to increase sales.

   General and Administrative Expenses. General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, employee benefits and warehousing costs. General and administrative expenses remained relatively unchanged at $6.9 million or 7.8% of sales compared with $7.0 million or 7.7% for 2000.

   Interest Expense. Interest expense decreased 39.2% to $.7 million in 2001 from $1.1 million in 2000. This decrease was primarily attributable to a lower average interest rate and reduced average borrowings on the Company's revolving line of credit. The weighted average interest on the Company's borrowings in 2001 decreased to 6.4% from 8.4% in 2000. The Company was able to reduce its average borrowings primarily through funds generated from the $6.8 million reduction in inventory during 2001.

   Income Taxes. The effective tax rate in 2001 decreased to 38.0% compared to 39.9% in 2000. The decrease in the effective tax rate in 2001 is primarily due to the benefit of certain state tax credits realized in 2001.

2000 Compared with 1999

   Net Sales. Net sales increased 27.2% to $91.1 million for 2000 from net sales of $71.6 million for 1999. Approximately $18.8 million of the increase in net sales is attributable to the increase in new store sales, including sales from the new licensed shoe departments. In addition, the Company's comparable store net sales increased $4.8 million or 9.4%. These increases were partially offset by store closings.

   Gross Profit. Cost of sales includes landed merchandise and occupancy costs and the license fee paid to Gordmans for the licensed shoe departments. Gross profit increased 24.9% to $29.4 million from $23.5 million for 1999. This increase in gross profit dollars is attributable to the increase in net sales in 2000. Gross profit as a percentage of net sales decreased slightly to 32.3% for 2000 from 32.9% for 1999. This reduction in the gross profit percentage is principally due to higher merchandise cost as a percentage of sales, which was partially offset by the decrease in occupancy costs as a percentage of sales. The Company was able to reduce its occupancy costs as a percent of sales by leveraging both its increase in comparable store sales and the license fee paid for the shoe departments the Company operates.

   Selling Expenses. Selling expenses consist principally of payroll and related costs, advertising and promotional expenses, freight out and credit card processing fees. Selling expenses increased by 36.7% to $19.1 million for 2000 from $14.0 million in 1999 and increased as a percentage of sales to 21.0% in 2000 from 19.6% in 1999. The increase in selling expenses is primarily attributable to the increase in advertising, payroll costs, freight out and credit card fees, which were in part directly related to the increase in net sales in 2000. The increase in selling expenses as a percentage of net sales is principally the result of the increase in advertising costs. For 2000, advertising costs were $4.3 million or 4.7% of net sales compared to $2.4 million or 3.3% of net sales for 1999.

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

Liquidity and Capital Resources

   Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash provided (used) by operating activities was $10.0 million,

($4.8) million and $2.4 million for 2001, 2000 and 1999, respectively. Net cash provided (used) by operating activities historically has been driven primarily by net income before depreciation and fluctuations in inventory and accounts payable. The increase in the cash provided from operating activities in 2001 was principally due to the $6.8 million reduction in inventory for the year ended December 29, 2001. This reduction in inventory was in part a result of the Company's focus on strengthening its financial condition. In 2000 and 1999 the Company's inventory levels had increased primarily due to the net increase in the number of stores and the increase in net sales.

   The Company had $22.8 million in working capital as of December 29, 2001 and $29.9 million in working capital as of December 30, 2000. The decrease in working capital as of December 29, 2001 is principally due to the $6.8 million reduction in inventory. The Company's working capital needs are typically higher in the second and third quarters as a result of increased inventory purchases for the spring and fall selling seasons.

   Capital expenditures were $.6 million, $1.3 million and $2.9 million in 2001, 2000 and 1999, respectively. Expenditures for 2001 were primarily for the build out of 6 new stores and 2 new Gordmans' shoe departments and the remodeling of 7 stores. Expenditures for 2000 were primarily for the build out of 7 new stores and 3 new Gordmans' shoe departments and the remodeling of 12 stores. Expenditures for 1999 were primarily for the build-out of 17 new stores, 33 new Gordmans' shoe departments and the Company's new information systems. The Company currently expects capital expenditures to be between $400,000 and $700,000 in 2002, net of construction allowances from the landlord. The actual amount will depend in part upon the number of stores opened in 2002 and the construction allowances received from the landlord. The Company expects to open between 5 and 10 stores in 2002. The number of stores actually opened is, in part, dependent upon the availability of desirable locations and management's ability to negotiate acceptable lease terms.

   Financing activities provided (used) cash of ($9.4) million, $6.0 million and ($419,000) in 2001, 2000 and 1999, respectively. The cash used by financing activities in 2001 relates to the pay down on the Company's revolving line of credit primarily driven by the $6.8 million reduction in inventory as of December 29, 2001 compared with December 30, 2000. The cash provided by financing activities in 2000 primarily relates to the net increase in borrowings under the Company's revolving line of credit. The cash used by financing activities in 1999 primarily related to paying down balances on the Company's revolving line of credit.

   On February 27, 2001, the Company and its lender entered a new a loan agreement for a revolving line of credit up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit, with an original maturity date of June 1, 2002. The new agreement adjusted certain economic terms and financial covenants. Borrowings are based upon eligible inventory. Borrowings under the credit facility are secured by the Company's accounts receivable, general intangibles, inventory and other rights to payment. The agreement prohibits the declaration and payment of cash or stock dividends. The agreement contains various restrictive and financial covenants including minimum EBITDA as determined on a rolling four quarters basis and minimum quarterly pre tax profit and minimum net income. On June 1, 2001 the credit agreement was amended to extend the maturity date of the line of credit to June 1, 2003. On September 1, 2001 the credit agreement was amended to lower the EBITDA requirement for the third and fourth quarters of 2001. On March 1, 2002, the credit agreement was amended to lower the EBITDA requirements for 2002 and to lower the pre-tax profit requirement for the first quarter of 2002.

   Interest on outstanding borrowings is at the bank's floating prime rate or LIBOR plus from 1.3% to 1.8%, depending on the Company's achievement of certain financial ratios. The weighted average interest rate on outstanding borrowings at December 29, 2001 was 3.37%. As of December 29, 2001, outstanding borrowings on the revolving line of credit were $4.6 million and the unused and available portion of the credit facility was approximately $10.9 million.

   The Company expects that anticipated cash flow from operations and available borrowings under the Company's credit facility will satisfy its cash requirements for at least the next 12 months. The Company's capital requirements may vary significantly from anticipated needs, depending upon such factors as operating results, the number and timing of new store openings.

Recently Issued Accounting Standards

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS Nos. 137 and 138, issued in June 2000. The standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted the standard effective December 31, 2000. The adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, did not have a material impact on the financial position or results of operations of the Company.

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective for the Company beginning December 30, 2001. Adoption of this new standard will not have a significant impact on the Company's financial statements.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and in October 2001 issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." These Statements will be effective for the Company's fiscal year 2003. The Company has not determined the impact, if any, that these Statements will have on its consolidated financial statements.

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

Factors Affecting Financial Performance

   In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating an investment in the shares of common stock of the Company. The statements contained in this Form10-K which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K.

  Risks Associated with Expansion

   The Company has experienced rapid and substantial growth in net sales as well as in its employee headcount. The Company's continued growth will depend to a significant degree on its ability to expand its operations through the opening of new stores and to operate these stores on a profitable basis. The success of the Company's planned expansion will be significantly dependent upon the Company's ability to locate suitable store sites and negotiate acceptable lease terms. In addition, several other factors could affect the Company's ability to expand, including the adequacy of the Company's capital resources, the ability to hire, train and integrate employees and the ability to adapt the Company's operational systems. There can be no assurance that the Company will achieve its planned expansion or that any such expansion will be profitable. In addition, there can be no assurance that the Company's expansion within its existing markets will not adversely affect the individual financial performance of the Company's existing stores or its overall operating results, or that new stores will achieve net sales and profitability levels consistent with existing stores. To manage its planned expansion, the Company regularly evaluates the adequacy of its existing systems and procedures, including product distribution facilities, store management, financial controls and management information systems. However, there can be no assurance that the Company will anticipate all of the changing demands that expanded operations may impose on such systems. Failure to adapt its internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company actively monitors individual store performance and has closed underperforming stores in the past. The Company intends to continue to close underperforming stores in the future, and if it were to close a number of stores, it could incur significant closure costs and reductions in net sales. In certain instances, the Company may be unable to close an underperforming store on a timely basis because of lease terms. A significant increase in closure costs or the inability to close one or more underperforming stores on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

  License Agreement

   In July 1999, the Company entered into a license agreement to operate the shoe departments in Gordmans Inc. department stores located in the Midwest. On June 29, 2002, the initial term of the license agreement with Gordmans department stores will expire and the Company will no longer operate the 38 licensed shoe departments in Gordmans department stores. Net sales will be impacted as the Company will no longer operate the 38 licensed shoe departments subsequent to June 29, 2002. Net sales generated from the licensed shoe departments were $14.5 million for the year ended December 29, 2001. In addition, these stores generated a store operating contribution before overhead, distribution costs, interest and taxes of approximately $2.9 million. The Company does not allocate overhead, distribution costs, interest or taxes to stores. The majority of the overhead costs which consist of costs such as merchandising, accounting, information systems, rent and insurance are shared expenses of the Shoe Pavilion stores and the licensed shoe departments. The focus of the Company during the coming year will be to replace the Gordmans business by improving comparable store sales results and opening new stores in carefully targeted markets. There can be no assurance that the Company will be able to increase comparable store sales or open new stores to an extent sufficient to offset the loss of net sales and operating contribution received under the Gordmans license agreement. Failure to successfully implement these plans could have a material adverse impact on the Company's results of operations.

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

   Historically, the Company's comparable store sales have fluctuated widely. Although the Company is endeavoring to achieve consistent growth in comparable store sales, there can be no assurance that the Company will not continue to experience volatility in comparable store sales. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company's comparable store sales decreased 5.9% in 2001, increased 9.4% in 2000 and decreased 1.2% in 1999.

  Inventory and Sourcing Risk

   The Company's future success will be significantly dependent on its ability to obtain merchandise that consumers want to buy, particularly name brand merchandise with long-term retail appeal, and to acquire such merchandise under favorable terms and conditions. In 2001, the Company's top ten suppliers accounted for approximately 30% of its inventory purchases. The deterioration of the Company's relationship with any key vendor or vendors could result in delivery delays, merchandise shortages or less favorable terms than the Company currently enjoys. The Company deals with its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. As the Company's operations expand, its demand for off-price inventory will continue to increase. The Company's footwear purchases typically involve manufacturing over-runs, over-orders, mid- or late-season deliveries or last season's stock. The inability of the Company to obtain a sufficient supply of readily salable, high margin inventory, to negotiate favorable discount and payment agreements with its suppliers or to sell large inventory purchases without markdowns could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1--Business--Sourcing and Purchasing."

  Warehousing and Distribution Services

   As of December 29, 2001 the Company's corporate offices and distribution facility were located in a 92,000 square foot facility in Richmond, California, which the Company occupied under a lease that expired in February 2002. The Company decided not to renew the lease and instead engaged a third party that began providing the warehousing and distribution services for the Company in February 2002. Although the Company believes greater operating efficiencies and cost savings will be achieved by outsourcing its warehouse activities there can be no assurances that these operating efficiencies and cost savings will be realized or that the Company will not encounter any transition difficulties that could affect the flow of inventory to its store.

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

   All of the Company's products are subject to changing consumer preferences. Consumer preferences could shift to types of footwear other than those that the Company currently offers. Any such shift could have a material adverse effect on the Company's operating results. The Company's future success will depend, in part, on its ability to anticipate and respond to changes in consumer preferences, and there can be no assurance that the Company will be able to effectively anticipate or respond to such changes on a timely basis or at all. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower net sales, excess inventory and lower gross margins, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  International Purchasing

   The Company purchases in-season name brand and branded-design merchandise directly from factories in Italy, Brazil, China and Spain. Directly-sourced goods accounted for approximately 9.1% and 13.4% of net sales in 2001 and 2000, respectively. The Company has no long-term contracts with direct manufacturing sources and competes with other companies for production facilities. All of the manufacturers with which the Company conducts business are located outside of the United States, and the Company is subject to the risks generally associated with an import business, including foreign currency fluctuations, unexpected changes in foreign regulatory requirements, disruptions or delays in shipments and the risks associated with United States import laws and regulations, including quotas, duties, taxes, tariffs and other restrictions. There can be no assurance that the foregoing factors will not disrupt the Company's supply of directly-sourced goods or otherwise adversely impact the Company's business, financial condition and results of operations in the future. See "Item 1-- Business--Sourcing and Purchasing."

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

  Future Capital Needs

   The Company expects that anticipated cash flows from operations and available borrowings under the Company's credit facility will satisfy its cash requirements for at least the next 12 months. To the extent that the foregoing cash resources are insufficient to fund the Company's activities, including new store openings planned for 2002, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and results of operations.

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

  Possible Volatility of Stock Price

   The Company's common stock is quoted on the Nasdaq SmallCap Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, either of which could adversely affect the market price of the common stock without regard to the operating performance of the Company. In addition, the trading price of the Company's common stock could be subject to wide fluctuations in response to quarterly variations in operating results, fluctuations in the Company's comparable store sales, announcements by other footwear retailers, the failure of the Company's earnings to meet the expectations of investors, as well as other events or factors.

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

   Foreign Currency Risks. As of December 29, 2001, the Company had a foreign exchange contract outstanding to hedge certain purchases in Eurodollars. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash outflow resulting from inventory purchases will be affected by changes in exchange rates.

   As of December 29, 2001 the notional amount and fair value of the Company's foreign exchange contract in U.S. dollars were $500,000 and $12,535, respectively.

   The Company makes minimal purchases outside of the United States that involve foreign currencies and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not typically hedge against foreign currency risks and believes that foreign currency exchange risk is insignificant.

Item 8--Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Shoe Pavilion, Inc.

   Independent Auditors' Report.................................................................... 22

   Consolidated Balance Sheets at December 29, 2001 and December 30, 2000.......................... 23

   Consolidated Statements of Income for Years Ended December 29, 2001, December 30, 2000 and
     January 1, 2000............................................................................... 24

   Consolidated Statements of Changes in Stockholders' Equity for Years Ended December 29, 2001,
     December 30, 2000 and January 1, 2000......................................................... 25

   Consolidated Statements of Cash Flows for Years Ended December 29, 2001, December 30, 2000 and
     January 1, 2000............................................................................... 26

   Notes to Consolidated Financial Statements for Years Ended December 29, 2001, December 30, 2000
     and January 1, 2000........................................................................... 27

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Shoe Pavilion, Inc.

   We have audited the accompanying consolidated balance sheets of Shoe Pavilion, Inc. and subsidiary (the "Company") as of December 29, 2001 and December 30, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Francisco, California
February 8, 2002 (March 1, 2002 as to the last sentence of the first paragraph of Note 3)

                              SHOE PAVILION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             December 29, December 30,
                                                                                 2001         2000
                                                                             ------------ ------------
                                  ASSETS
CURRENT ASSETS:
   Cash..................................................................... $   802,671  $   814,228
   Receivables..............................................................     609,389      740,460
   Inventories..............................................................  31,398,178   38,187,378
   Deferred taxes and prepaid expenses......................................   1,063,741      940,636
                                                                             -----------  -----------
       Total current assets.................................................  33,873,979   40,682,702
FIXED ASSETS:
   Store fixtures and equipment.............................................   4,373,962    4,136,138
   Leasehold improvements...................................................   3,628,986    3,296,800
   Information technology systems...........................................   2,256,274    2,240,028
                                                                             -----------  -----------
       Total................................................................  10,259,222    9,672,966
   Less accumulated depreciation............................................   5,899,556    4,389,243
                                                                             -----------  -----------
   Net fixed assets.........................................................   4,359,666    5,283,723
Deferred income taxes and other.............................................     927,912      948,785
                                                                             -----------  -----------
       TOTAL................................................................ $39,161,557  $46,915,210
                                                                             ===========  ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable......................................................... $ 8,515,004  $ 8,750,084
   Accrued expenses.........................................................   2,473,666    2,027,768
   Current portion of capitalized lease obligations.........................      46,759       14,754
                                                                             -----------  -----------
       Total current liabilities............................................  11,035,429   10,792,606
Long-term debt..............................................................   4,600,000   13,975,231
Deferred rent...............................................................   1,847,893    1,883,546
Capitalized lease obligations, less current portion.........................          --       46,759
Commitments and contingencies...............................................          --           --
STOCKHOLDERS' EQUITY:
   Preferred stock--$.001 par value; 1,000,000 shares authorized; no shares
     issued or outstanding..................................................          --           --
   Common stock--$.001 par value: 15,000,000 shares authorized;
     6,800,000 shares issued and outstanding................................       6,800        6,800
   Additional paid-in capital...............................................  13,967,258   13,967,258
   Retained earnings........................................................   7,704,177    6,243,010
                                                                             -----------  -----------
       Total stockholders' equity...........................................  21,678,235   20,217,068
                                                                             -----------  -----------
       TOTAL................................................................ $39,161,557  $46,915,210
                                                                             ===========  ===========

                See notes to consolidated financial statements.

                              SHOE PAVILION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  December 29, December 30, January 1,
                                                      2001         2000        2000
                                                  ------------ ------------ -----------
Net sales........................................ $88,135,199  $91,058,092  $71,611,220
Cost of sales and related occupancy expenses.....  60,685,541   61,662,190   48,076,135
                                                  -----------  -----------  -----------
       Gross profit..............................  27,449,658   29,395,902   23,535,085
Selling expenses.................................  17,606,694   19,134,430   13,999,417
General and administrative expenses..............   6,860,705    7,013,724    5,654,248
                                                  -----------  -----------  -----------
       Income from operations....................   2,982,259    3,247,748    3,881,420
Other income (expense):
   Interest......................................    (682,578)  (1,121,904)    (618,647)
   Other--net....................................      56,906     (173,257)     (14,312)
                                                  -----------  -----------  -----------
       Total other expense--net..................    (625,672)  (1,295,161)    (632,959)
                                                  -----------  -----------  -----------
Income before income taxes.......................   2,356,587    1,952,587    3,248,461
Provision for income taxes.......................    (895,420)    (778,504)  (1,233,846)
                                                  -----------  -----------  -----------
Net income....................................... $ 1,461,167  $ 1,174,083  $ 2,014,615
                                                  ===========  ===========  ===========
Net income per share:
   Basic......................................... $      0.21  $      0.17  $      0.30
   Diluted....................................... $      0.21  $      0.17  $      0.30
Weighted average shares outstanding:
   Basic.........................................   6,800,000    6,800,000    6,800,000
   Diluted.......................................   6,800,804    6,810,258    6,801,417



                See notes to consolidated financial statements.

                              SHOE PAVILION, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                               Common Stock
                             ---------------- Additional
                              Number           Paid-in     Retained
                             of Shares Amount  Capital     Earnings     Total
                             --------- ------ ----------- ---------- -----------
Balance at January 2, 1999.. 6,800,000 $6,800 $13,967,258 $3,054,312 $17,028,370
   Net income...............                               2,014,615   2,014,615
                             --------- ------ ----------- ---------- -----------
Balance at January 1, 2000.. 6,800,000  6,800  13,967,258  5,068,927  19,042,985
   Net income...............                               1,174,083   1,174,083
                             --------- ------ ----------- ---------- -----------
Balance at December 30, 2000 6,800,000  6,800  13,967,258  6,243,010  20,217,068
   Net income...............                               1,461,167   1,461,167
                             --------- ------ ----------- ---------- -----------
Balance at December 29, 2001 6,800,000 $6,800 $13,967,258 $7,704,177 $21,678,235
                             ========= ====== =========== ========== ===========





                See notes to consolidated financial statements.

                              SHOE PAVILION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   December 29, December 30, January 1,
                                                                       2001         2000        2000
                                                                   ------------ ------------ -----------
OPERATING ACTIVITIES:
Net income........................................................ $ 1,461,167  $ 1,174,083  $ 2,014,615
Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Depreciation...................................................   1,562,497    1,432,809    1,209,842
   Other..........................................................         526      116,863       17,849
   Deferred income taxes..........................................     (55,779)    (466,840)    (662,620)
Effect of changes in:
   Inventories....................................................   6,789,200   (5,202,595)  (6,092,682)
   Receivables....................................................     131,071     (162,390)    (421,104)
   Prepaid expenses and other.....................................     (46,453)     158,461     (189,940)
   Accounts payable...............................................    (235,080)  (2,389,222)   5,172,095
   Accrued expenses and deferred rent.............................     410,245      555,806    1,310,730
                                                                   -----------  -----------  -----------
       Net cash provided (used) by operating activities...........  10,017,394   (4,783,025)   2,358,785
                                                                   -----------  -----------  -----------
INVESTING ACTIVITIES:
   Purchase of fixed assets.......................................    (638,966)  (1,293,422)  (2,932,849)
                                                                   -----------  -----------  -----------
FINANCING ACTIVITIES:
   Borrowings (payments) on credit facility, net..................  (9,375,231)   5,975,231     (407,262)
   Principal payments on capital leases...........................     (14,754)     (13,232)     (11,868)
                                                                   -----------  -----------  -----------
       Net cash provided (used) by financing activities...........  (9,389,985)   5,961,999     (419,130)
                                                                   -----------  -----------  -----------
Net decrease in cash..............................................     (11,557)    (114,448)    (993,194)
Cash, beginning of period.........................................     814,228      928,676    1,921,870
                                                                   -----------  -----------  -----------
Cash, end of period............................................... $   802,671  $   814,228  $   928,676
                                                                   ===========  ===========  ===========
CASH PAID FOR:
   Interest....................................................... $   777,725  $ 1,066,700  $   573,769
   Income taxes................................................... $   939,650  $ 1,502,792  $ 1,618,000


                See notes to consolidated financial statements.

                              SHOE PAVILION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND OPERATIONS

   General--Shoe Pavilion, Inc. (the "Company"), a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington and Oregon, under the name Shoe Pavilion. The Company had 83 and 80 stores open as of December 29, 2001 and December 30, 2000, respectively. In July 1999, the Company entered into a licensing agreement to operate the shoe department of Gordmans, Inc. (formerly Richman Gordman 1/2 Price Stores, Inc.) department stores located in the Midwest. The Company operated 38 and 36 shoe departments of Gordmans, Inc. at December 29, 2001 and December 30, 2000, respectively. On June 29, 2002, the initial term of the license agreement with Gordmans department stores will expire and the Company will no longer operate the 38 licensed shoe departments in Gordmans department stores. Net sales for the licensed shoe departments in 2001 were $14.5 million. The Company purchases inventory from international and domestic vendors. For 2001, the Company's top ten suppliers accounted for approximately 30.0% of inventory purchases.

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

   Year End--The Company's year end is based upon a 52/53 week year ending on the Saturday nearest to December 31. All references herein to 2001, 2000 and 1999 refer to the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively, which are all 52 week years.

   Cash represents cash on hand and cash held in banks.

   Estimated Fair Value of Financial Instruments--The carrying value of cash, accounts receivable, accounts payable and debt approximates their estimated fair values at December 29, 2001. As of December 29, 2001, the notional amount and fair value of the Company's foreign exchange contract in U.S. dollars were $500,000 and $12,535, respectively.

   Inventories are stated at the lower of average cost or market.

   Fixed Assets are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized on the straight-line method over the shorter of the useful lives of the assets or lease term, generally five years.

   Income Taxes--Income taxes are accounted under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred income taxes result primarily from fixed asset basis differences, deferred rent and UNICAP adjustments.

   Deferred Rent--Certain of the Company's store leases provide for free or reduced rent during an initial portion of the lease term. Deferred rent consists of the aggregate obligation for lease payments under these leases

                              SHOE PAVILION, INC.

amortized on a straight-line basis over the lease term, in excess of amounts paid. In addition, deferred rent includes construction allowances received from landlords, which are amortized on a straight-line basis over the initial lease term.

   Preopening Costs--Store preopening costs are charged to expense as incurred.

   Long-lived Assets--The Company periodically reviews its long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating expected future cash flows. No impairment loss provisions have been required to date.

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

   Comprehensive Income is equal to net income.

   Stock-Based Compensation--The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for stock option arrangements.

   Recently Issued Accounting Standards--SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS Nos. 137 and 138, issued in June 2000. The standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted the standard effective December 31, 2000. The adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, did not have a material impact on the financial position or results of operations of the Company.

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective for the Company beginning December 30, 2001. Adoption of this new standard will not have a significant impact on the Company's financial statements.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and in October 2001 issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." These Statements will be effective for the Company's fiscal year 2003. The Company has not determined the impact, if any, that these Statements will have on its consolidated financial statements.

                              SHOE PAVILION, INC.

3.  FINANCING AGREEMENTS

   On February 27, 2001, the Company and its lender entered into a new loan agreement for a revolving line of credit up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit, with an original maturity date of June 1, 2002. The new agreement adjusted certain economic terms and financial covenants. Borrowings are based upon eligible inventory. Borrowings under the credit facility are secured by the Company's accounts receivable, general intangibles, inventory and other rights to payment. The agreement prohibits the declaration and payment of cash or stock dividends. The agreement contains various restrictive and financial covenants including minimum EBITDA as determined on a rolling four quarters basis and minimum quarterly pre tax profit and minimum net income. On June 1, 2001 the credit agreement was amended to extend the maturity date of the line of credit to June 1, 2003. On September 1, 2001 the credit agreement was amended to lower the EBITDA requirement for the third and fourth quarters of 2001. On March 1, 2002 the credit agreement was amended to lower the EBITDA requirements for 2002 and to lower the pretax profit requirement for the first quarter of 2002.

   Interest on outstanding borrowings is at the bank's floating prime rate or LIBOR plus from 1.3% to 1.8%, depending on the Company's achievement of certain financial ratios. The weighted average interest rate on outstanding borrowings at December 29, 2001 was 3.37%. As of December 29, 2001, the unused and available portion of the credit facility was approximately $10.9 million.

4.  COMMITMENTS AND CONTINGENCIES

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

   The Company's assets under capital leases as of December 29, 2001 and December 30, 2000 are as follows:

                                                    December 29, December 30,
                                                        2001         2000
                                                    ------------ ------------
  Total assets under capital leases................   $105,995     $105,995
  Less accumulated amortization....................     59,838       47,417
                                                      --------     --------
                                                      $ 46,157     $ 58,578
                                                      ========     ========

                              SHOE PAVILION, INC.

   Future minimum lease payments required are as follows:

                                                       Capital  Operating
                                                       Leases    Leases
                                                       ------- -----------
     Year ending:
        2002.......................................... $48,050 $10,286,292
        2003..........................................           8,793,002
        2004..........................................           7,165,670
        2005..........................................           5,341,551
        2006..........................................           4,106,229
            Thereafter................................           7,630,745
                                                       ------- -----------
     Total minimum lease payments.....................  48,050 $43,323,489
                                                               ===========
     Less amounts representing interest...............   1,291
                                                       -------
     Present value of capital lease obligations.......  46,759
     Less current portion.............................  46,759
                                                       -------
     Total long-term portion.......................... $     0
                                                       =======

   Rental expense for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 was $11,723,231, $11,395,249 and $9,361,284, respectively, including contingent rentals of $1,590,724, $1,584,793 and $821,863, respectively.

   Letters of Credit--The Company has obtained letters of credit in connection with overseas purchase arrangements. The total amount outstanding was $383,936 as of December 29, 2001. The Company also has a standby letter of credit relating to a rental agreement of $14,667 as of December 29, 2001.

   Contingencies--The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have an adverse material effect on the Company's financial position or results of operations.

5.  INCOME TAXES

   The provision for income taxes consisted of the following:

                                  December 29, December 30, January 1,
                                      2001         2000        2000
                                  ------------ ------------ ----------
        Current:
           Federal...............   $791,576    $1,003,195  $1,535,150
           State.................    159,623       242,149     361,316
                                    --------    ----------  ----------
               Total current.....    951,199     1,245,344   1,896,466

        Deferred.................    (55,779)     (466,840)   (662,620)
                                    --------    ----------  ----------

        Total provision..........   $895,420    $  778,504  $1,233,846
                                    ========    ==========  ==========

                              SHOE PAVILION, INC.

   A reconciliation of the statutory federal income tax rate with the Company's effective tax rate is as follows:

                                                      December 29, December 30, January 1,
                                                          2001         2000        2000
                                                      ------------ ------------ ----------
Statutory federal rate...............................     34.0%        34.0%       34.0%
State income taxes, net of federal income tax benefit      5.8          5.7         4.6
State tax credits....................................     (1.9)         0.0         0.0
Other................................................      0.1          0.2        (0.6)
                                                          ----         ----        ----
Effective tax rate...................................     38.0%        39.9%       38.0%
                                                          ====         ====        ====

   The components of deferred tax assets (liabilities) are as follows:

                                                  December 29, December 30,
                                                      2001         2000
                                                  ------------ ------------
    Current:
       Uniform capitalization of inventory costs.  $  649,635   $  662,112
       Accrued vacation..........................     111,865       83,724
       Inventory reserves........................     227,415       98,539
       Prepaid expenses..........................     (19,379)      (4,015)
       State taxes...............................    (163,922)    (112,904)
       Other.....................................      27,731            0
                                                   ----------   ----------
       Current, net..............................     833,345      727,456
                                                   ----------   ----------

    Non-Current:
       Difference in basis of fixed assets.......     207,217      229,220
       Deferred rent and tenant improvements.....     630,123      658,230
                                                   ----------   ----------
       Total non-current.........................     837,340      887,450
                                                   ----------   ----------

    Net deferred tax asset.......................  $1,670,685   $1,614,906
                                                   ==========   ==========

6.  STOCKHOLDERS' EQUITY

   Stock Options--In January 1998, the Company adopted the 1998 Equity Incentive Plan (the "1998 Plan") authorizing the issuance of 1,000,000 shares of common stock to key employees and consultants of the Company. The 1998 Plan provides for awards of incentive stock options and nonqualified stock option grants to purchase common stock at prices equal to fair market value at the date of grant. During 2001, the Company granted options under this plan for the purchase of 25,000 shares of common stock at an exercise price of $1.04 per share, the fair market value of the shares at the date of grant. Such options vest 25% each year, beginning on each anniversary date from the date of grant and expire ten years from that date. At December 29, 2001, 748,000 options were available for grants and 114,334 options were exercisable.

   Directors' Stock Options--In January 1998, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan") authorizing the issuance of 100,000 shares of common stock to non-employee directors of the Company. The Directors' Plan provides for awards of nonqualified stock options to purchase common stock at prices equal to fair market value at the date of grant. During 2001, the Company granted options under this plan for the purchase of 12,500 shares of common stock at an exercise price of $1.22 per share, the fair market value of the shares at the date of grant. Such options vest 100% one year from grant date and expire six years from that date. At December 29, 2001, 62,500 options were available for grant and 25,000 options were exercisable.

                              SHOE PAVILION, INC.

   The following tables summarize information about the stock options under both plans outstanding at December 29, 2001:

                                                       Weighted
                                           Number      Average
                                          of shares Exercise price
                                          --------- --------------
             Balance at January 2, 1999..  308,000      $6.91
                Options granted..........   86,000       4.36
                Options canceled.........  (82,750)      6.67
                                          --------
             Balance at January 1, 2000..  311,250       6.27
                Options granted..........  170,500       1.91
                Options canceled......... (186,000)      4.64
                                          --------
             Balance at December 30, 2000  295,750       4.78
                Options granted..........   37,500       1.10
                Options canceled.........  (43,750)      5.73
                                          --------
             Balance at December 29, 2001  289,500      $4.16
                                          ========

   Weighted average fair value of options granted during 2001, 2000 and 1999 were $0.99, $1.61 and $4.35, respectively.

                                    Weighted Average Weighted                   Weighted
                       Number          Remaining     Average       Number       Average
Range of Exercise  Outstanding at   Contractual Life Exercise  Exerciseable at  Exercise
    Prices        December 29, 2001    (in years)     Price   December 29, 2001  Price
----------------- ----------------- ---------------- -------- ----------------- --------
  $1.04-$1.94....      155,500            8.25        $1.72         39,084       $1.91
  $5.00-$6.75....       15,500            5.89         6.13         10,250        5.85
  $7.00-$10.25...      118,500            5.66         7.11         90,000        7.09
                       -------            ----        -----        -------       -----
  $1.04-$10.25...      289,500            7.06        $4.16        139,334       $5.54
                       =======            ====        =====        =======       =====

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

                                            Year Ended        Year Ended       Year Ended
                                         December 29, 2001 December 30, 2000 January 1, 2000
                                         ----------------- ----------------- ---------------
Expected life in years following vesting     7.3 years         9.2 years        9.2 years
Stock price volatility..................        124.08%            94.70%           87.01%
Risk free interest rate.................           4.8%              6.0%             6.0%
Dividends during term...................          None              None             None

                              SHOE PAVILION, INC.

   If the computed fair values of all awards had been amortized over the vesting period of the awards, net income would have been reduced to the pro forma amounts indicated below.

                                 Year Ended        Year Ended       Year Ended
                              December 29, 2001 December 30, 2000 January 1, 2000
                              ----------------- ----------------- ---------------
Net Income:
   As reported...............    $1,461,167        $1,174,083       $2,014,615
   Pro forma.................    $1,382,175        $1,152,053       $1,787,608
Net Income per share:
   As reported:
       Basic and diluted.....    $     0.21        $     0.17       $     0.30
   Pro forma:
       Basic and diluted.....    $     0.20        $     0.17       $     0.26

7.  EMPLOYEE BENEFIT PLAN

   The Company maintains a 401(k) Savings Plan (the "Plan"). Employees become eligible to participate in the Plan after completing one year of service and attainment of the age 21. Generally, employees may contribute up to 15% of their compensation or a maximum of $10,500 in accordance with IRC Sections 402(g), 401(k) and 415. For every dollar contributed to the Plan, the Company will match 50 cents, up to a maximum of 3% of the employee's compensation. The Company expensed $18,794, $27,130 and $21,911 for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. The Company's contributions vest over a five-year period.

8.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       Net Income (loss)
                                                           Per Share
                                                       ----------------
                                  Gross       Net
                           Sales  Profit Income (loss)  Basic    Diluted
                          ------- ------ ------------- ------    -------
                              (In thousands, except per share data)
          2001 Quarters
             4th Quarter. $23,864 $7,532    $  315     $ 0.05    $ 0.05
             3rd Quarter.  21,304  6,418       229       0.03      0.03
             2nd Quarter.  23,604  7,844       946       0.14      0.14
             1st Quarter.  19,363  5,655       (29)      0.00      0.00
          2000 Quarters
             4th Quarter. $23,637 $7,137    $ (590)    $(0.09)   $(0.09)
             3rd Quarter.  23,148  7,621       389       0.06      0.06
             2nd Quarter.  24,951  8,551     1,146       0.17      0.17
             1st Quarter.  19,322  6,087       229       0.03      0.03

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." See also Item 1 above.

Item 11--Executive Compensation

   The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12--Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

Item 13--Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with the Company."

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

          Consolidated Statements of Income

          Consolidated Statements of Cash Flows

          Consolidated Statements of Shareholders' Equity

          Notes to Consolidated Financial Statements

      (2) Consolidated Supplementary Financial Statement Schedule for the years ended December 29, 2001 and December 30, 2000:

          None.

   All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

      (3) Exhibits:

          See attached Exhibit Index.

   (b) Reports on Form 8-K

      (1) No reports on Form 8-K were filed during the quarter ended December 29, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2002

                                        SHOE PAVILION, INC.

                                        By:         /s/  DMITRY BEINUS
                                            -----------------------------------
                                                       Dmitry Beinus
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

          Signature                     Capacity                 Date
          ---------                     --------                 ----

     /s/  DMITRY BEINUS       Chairman, President and Chief March 27, 2002
-----------------------------   Executive Officer
        Dmitry Beinus           (Principal Executive
                                Officer)

    /s/  JOHN D. HELLMANN     Vice President, Chief         March 27, 2002
-----------------------------   Financial Officer
      John D. Hellmann          (Principal Financial
                                Officer and Principal
                                Accounting Officer)

     /s/  DENISE ELLWOOD      Director                      March 27, 2002
-----------------------------
       Denise Ellwood

    /s/  DAVID H. FOLKMAN     Director                      March 27, 2002
-----------------------------
      David H. Folkman

    /s/  PETER G. HANELT      Director                      March 27, 2002
-----------------------------
       Peter G. Hanelt

                                 EXHIBIT INDEX

   Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit
Number                                                Exhibit
------                                                -------

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

                                                  (continued on following page)

(continued from previous page)

Exhibit
Number                                                Exhibit
------                                                -------

 10.13  First Amendment to License Agreement between Richman Gordman 1/2 Price Stores, Inc. and
          Shoe Pavilion, Inc. dated December 20, 1999. (Incorporated by reference from Exhibit 10.13 to the
          Company's 10-K filed March 27, 2000.)

 10.14  First Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank,
          National Association dated October 30, 1999. (Incorporated by reference from Exhibit 10.14 to the
          Company's 10-K filed March 27, 2000.)

 10.15  Second Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank,
          National Association dated February 8, 2000. (Incorporated by reference from Exhibit 10.15 to the
          Company's 10-K filed March 27, 2000.)

 10.16  Third Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank,
          National Association dated March 9, 2000. (Incorporated by reference from Exhibit 10.16 to the
          Company's 10-K filed March 27, 2000.)

 10.17  Credit Agreement dated February 27, 2001 between Shoe Pavilion Corporation and Wells Fargo
          Bank, National Association. (Incorporated by reference from exhibit 10.17 to the Company's 10-K filed March 30, 2001.)

 10.18  First Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank,
          National Association dated June 1, 2001. (Incorporated by reference from exhibit 10.18 to the
          Company's 10-Q filed November 13, 2001.)

 10.19  Second Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank,
          National Association dated September 1, 2001. (Incorporated by reference from exhibit 10.19 to the Company's 10-Q filed November 13, 2001.)

 10.20  Revolving Line of Credit Note dated February 27, 2001 between Shoe Pavilion Corporation and
          Wells Fargo Bank, National Association

 10.21  Revolving Line of Credit Note dated June 1, 2001 between Shoe Pavilion Corporation and Wells
          Fargo Bank, National Association

 10.22  Third Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank,
          National Association dated March 1, 2002.

 21     List of Subsidiaries

 23     Independent Auditors' Consent