Form 10-Q
period 2002-03-30
SHOE PAVILION INC
filed 2002-05-13
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number 0-23669

SHOE PAVILION, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3289691
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3200-F Regatta Boulevard, Richmond, California 94804
(Address of principal executive offices)            (Zip Code)

(510) 970-9775
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒.  No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of April 30, 2002 the Registrant had 6,800,000 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from management’s current expectations.

These factors include, without limitation, the financial impact of discontinuing the operation of the licensed shoe departments at Gordmans department stores, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting the retail market conditions, including the events of September 11, 2001 and uncertainties related to the ongoing conflict, the Company’s ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management’s ability to negotiate acceptable lease terms and maintain supplier and business relationships and open new stores in a timely manner and the uncertainties related to transitioning the Company’s warehouse and distribution functions to a third party. Other risk factors are detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update forward-looking statements.

SHOE PAVILION, INC.

PART 1

FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

The following financial statements and related financial information are filed as part of this report:

SHOE PAVILION, INC

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30, 2002	December 29, 2001
	(In thousands, except share data)
ASSETS
Current assets
Cash	$1,209	$803
Accounts receivable	424	609
Inventories, net	31,387	31,398
Deferred income taxes and prepaid expenses	1,184	1,064

Total current assets	34,204	33,874
Property and equipment, net	4,043	4,360
Deferred income taxes and other	947	928

Total assets	$39,194	$39,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,276	$8,515
Accrued expenses	2,339	2,474
Current portion of capital lease obligations	0	47

Total current liabilities	11,615	11,036
Long-term debt	4,050	4,600
Deferred rent	1,774	1,848

Total liabilities	17,439	17,484

Stockholders’ equity
Preferred stock—$.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 15,000,000 shares authorized; 6,800,000 issued and outstanding	7	7
Additional paid-in capital	13,967	13,967
Retained earnings	7,781	7,704

Total stockholders’ equity	21,755	21,678

Total liabilities and stockholders’ equity	$39,194	$39,162

See notes to condensed consolidated financial statements

SHOE PAVILION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	March 30, 2002	March 31, 2001
	(In thousands, except per share and number of stores)
Net sales	$21,415	$19,363
Cost of sales and related occupancy expenses	14,807	13,708

Gross profit	6,608	5,655
Selling, general and administrative expenses	6,454	5,415

Income from operations	154	240
Interest expense	(35)	(295)
Other income, net	6	6

Income (loss) before taxes	125	(49)
Income tax provision (benefit)	48	(20)

Net income (loss)	$77	$(29)

Earnings (loss) per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted average shares outstanding:
Basic	6,800	6,800
Diluted	6,804	6,800
Stores operated at end of period	121	118

See notes to condensed consolidated financial statements

SHOE PAVILION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 30, 2002	March 31, 2001
	(In thousands)
Operating activities:
Net income (loss)	$77	$(29)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	427	385
Gain on disposition of assets	(9)	0

Effect of changes in:
Inventories	11	(658)
Accounts receivables	185	118
Prepaid expenses and other	(139)	(327)
Accounts payable	761	319
Accrued expenses and deferred rent	(209)	(309)

Net cash provided (used) by operating activities	1,104	(501)

Investing activities:
Purchase of property and equipment	(155)	(250)
Proceeds from sale of asset	10	0

Net cash used in investing activities	(145)	(250)

Financing activities:
Borrowings (payments) on credit facility, net	(550)	720
Principal payments on capital leases	(3)	(4)

Net cash provided (used) by financing activities	(553)	716

Net increase (decrease) in cash	406	(35)
Cash, beginning of period	803	814

Cash, end of period	$1,209	$779

Non cash investing activity:
Disposal of asset under capital lease financing	$44	$0

SHOE PAVILION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

General—The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. (the “Company”) without audit, and in the opinion of management, include all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods presented. The balance sheet as of December 29, 2001 presented herein has been derived from the audited financial statements of the Company as of December 29, 2001.

Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended December 29, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 29, 2001 on Form 10-K.

The results of operations for the quarter ended March 30, 2002 presented herein are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income and net income are the same.

2.    Recently Issued Accounting Standards

On December 30, 2001 the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Adoption of this new standard did not have an impact on the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes standards for the recognition and measurement of asset impairment and disposal cost. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company adopted this statement effective on December 30, 2001 and adoption did not have a material impact on its financial position or results of operations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement will be effective for the Company’s fiscal year 2003. The Company has not determined the impact, if any, that this Statement will have on its consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General—Shoe Pavilion, Inc., a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington and Oregon, under the name Shoe Pavilion. The Company had 82 and 80 stores open as of March 30, 2002 and March 31, 2001, respectively. In July 1999, the Company entered into a licensing agreement to operate the shoe departments of Gordmans, Inc. (formerly Richman Gordman ½ Price Stores, Inc.) department stores located in the Midwest. The Company operated 39 and 38 shoe departments of Gordmans, Inc. at March 30, 2002 and March 31, 2001, respectively. On June 29, 2002, the initial term of the license agreement with Gordmans department stores will expire and the Company will no longer operate the 39 licensed shoe departments in Gordmans department stores. Net sales for the licensed shoe departments for the quarter ended March 30, 2002 were $2.7 million.

Results of Operations

Net sales increased 10.6% to $21.4 million for the quarter ended March 30, 2002, from net sales of $19.4 million for the same period last year. This increase in net sales is primarily attributable to the increase in new store net sales of $1.8 million and the 4.3% increase in comparable store net sales. Net sales from the Company’s retail stores and Gordmans licensed shoe departments were $18.7 million and $2.7 million, respectively, for the quarter ended March 30, 2002 compared to $16.7 million and $2.7 million, respectively, for the same period last year. Comparable store net sales from the retail stores and Gordmans licensed shoe departments increased 5.6% and decreased 2.8%, respectively, for the quarter ended March 30, 2002 from the same period last year. Net sales in 2002 will be impacted by the effects of the expiration of the initial term of the license agreement with Gordmans department stores. As a result of this expiration the Company will no longer operate the 39 licensed shoe departments after June 29, 2002.

Gross profit increased 16.9% to $6.6 million for the quarter ended March 30, 2002 from $5.7 million for the same period in 2001 and increased as a percentage of net sales to 30.9% from 29.2%. The increase in gross profit as a percentage of net sales was primarily attributable to lower merchandise costs.

Selling, general and administrative expenses increased 19.2% to $6.5 million for the quarter ended March 30, 2002 from $5.4 million for the comparable period in 2001 and increased as a percentage of net sales to 30.1% from 28.0%. The increase in selling, general and administrative expenses is principally due to an increase in advertising expense as well as sales payroll primarily related to the increase in the number of new stores and credit card fees and other variable selling expenses associated with the increase in net sales discussed above. The increase in selling general and administrative expenses as a percentage of net sales is principally due to the increase in advertising. Advertising as a percentage of net sales increased to 3.7% for the quarter ended March 30, 2002 from 2.0% for the same period in 2001. The Company intends to increase advertising expense as a percentage of net sales in 2002 compared to 2001 in an effort to increase sales.

Interest expense decreased 88.1% to $35,000 for the quarter ended March 30, 2002 from $295,000 for the comparable period in 2001. The decrease was attributable to lower average borrowings and a lower average interest rate on the Company’s revolving line of credit. The Company was able to reduce its average borrowings primarily through funds generated from the reduction in inventory since the first quarter of 2001.

Liquidity and Capital Resources

The Company has historically funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash provided by operating activities during the quarter ended March 30, 2002 totaled $1.1 million. Net cash provided by operating activities has been driven primarily by net income before depreciation and fluctuations in inventory and accounts payable. Cash provided from operating activities for the quarter ended March 30, 2002 was principally due to the fluctuation in accounts payable of $761,000 and net income before depreciation of $504,000. Net cash used by financing activities for the quarter ended March 30, 2002 totaled $553,000 which principally relates to the pay down on the Company’s revolving line of credit.

Capital expenditures for the quarter ended March 30, 2002 were $155,000. These expenditures were principally related to the purchase of fixtures for one new store and two leased shoe departments. During the remainder of 2002, the Company anticipates that cash will be used primarily for merchandise inventory and to a lesser degree for capital expenditures.

The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. The credit facility agreement expires on June 1, 2003. On March 1, 2002, the credit agreement was amended to lower the EBITDA requirements for 2002 and to lower the pre-tax profit requirement for the first quarter of 2002. As of March 30, 2002, the unused and available portion of the credit facility was approximately $11.1 million. The Company believes that operating cash flows and borrowings under its credit facility will satisfy its cash requirements for at least the next 12 months.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported in the Company’s Form 10-K for the year ended December 29, 2001.

PART II

OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits required to be filed by Item 601 of Regulation S-K:

None

(b)  Reports on Form 8-K filed during the quarter ended March 30, 2002:

The Company filed a Form 8-K report on January 31, 2002 reporting that the initial license agreement with Gordmans, a midwestern department store chain, would expire and the Company would discontinue operating all shoe departments at Gordmans on June 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2002.

SHOE PAVILION, INC., as Registrant

By:	/s/ DMITRY BEINUS
Dmitry Beinus Chairman and Chief Executive Officer

By:	/s/ JOHN D. HELLMANN
John D. Hellmann Vice President and Chief Financial Officer