Form 10-Q
period 2002-06-29
SHOE PAVILION INC
filed 2002-08-12
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                  (Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

Commission File Number 0-23669

SHOE PAVILION, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3289691 (IRS Employer Identification Number)

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

As of July 31, 2002 the Registrant had 6,800,000 shares of Common Stock outstanding.

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

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

       The following financial statements and related financial information are filed as part of this report:

Shoe Pavilion, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 29,	December 29,
	2002	2001
ASSETS
Current assets
Cash	$822	$803
Accounts receivable	799	609
Inventories	30,538	31,398
Deferred income taxes and prepaid expenses	1,052	1,064

Total current assets	33,211	33,874

Property and equipment, net	3,524	4,360
Deferred income taxes and other	935	928

Total assets	$37,670	$39,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$8,109	$8,515
Accrued expenses	3,076	2,521

Total current liabilities	11,185	11,036

Long-term debt	2,460	4,600
Deferred rent	1,742	1,848

Total liabilities	15,387	17,484

Stockholders' equity
Preferred stock-$.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	–	–
Common stock- $.001 par value; 15,000,000 shares authorized;
6,800,000 issued and outstanding	7	7
Additional paid-in capital	13,967	13,967
Retained earnings	8,309	7,704

Total stockholders' equity	22,283	21,678

Total liabilities and stockholders' equity	$37,670	$39,162

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

(In thousands, except per share amounts and number of stores)

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net sales	$22,740	$23,604	$44,155	$42,967
Cost of sales and related occupancy expenses	14,834	15,760	29,641	29,468

Gross profit	7,906	7,844	14,514	13,499
Selling, general and administrative expenses	7,086	6,078	13,540	11,493

Income from operations	820	1,766	974	2,006
Interest expense	(27)	(207)	(62)	(502)
Other income	64	18	70	24

Income before taxes	857	1,577	982	1,528
Income tax provision	329	631	377	611

Net income	$528	$946	$605	$917

Earnings per share:
Basic	$0.08	$0.14	$0.09	$0.13
Diluted	$0.08	$0.14	$0.09	$0.13

Weighted average shares outstanding:
Basic	6,800	6,800	6,800	6,800
Diluted	6,813	6,800	6,809	6,800

Stores operated at end of period			82	115

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)
	Quarter Ended

	June 29,	June 30
	2002	2001
Operating activities:
Net income	$605	$917
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	781	767
Loss (gain) on disposition of fixed assets	(51)	1
Effect of changes in:
Inventories	860	4,552
Accounts receivables	(190)	447
Prepaid expenses and other	5	(113)
Accounts payable	(406)	(2,907)
Accrued expenses and deferred rent	496	251

Net cash provided by operating activities	2,100	3,915

Investing activities:
Purchase of property and equipment	(243)	(280)
Proceeds from sale of fixed assets	305	0

Net cash provided (used) in investing activities	62	(280)

Financing activities:
Payments on line of credit, net	(2,140)	(3,375)
Principal payments on capital leases	(3)	(8)

Net cash used by financing activities	(2,143)	(3,383)

Net increase in cash	19	252
Cash, beginning of period	803	814

Cash, end of period	$822	$1,066

Non cash investing activity:
Disposal of asset under capital lease financing	$44	$0

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation

General – The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. (the “Company”) without audit, and in the opinion of management, include all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods presented. The balance sheet as of December 29, 2001 presented herein has been derived from the audited financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 29, 2001.

Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended December 29, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 29, 2001.

The results of operations for the thirteen weeks and twenty-six weeks ended June 29, 2002 presented herein are not necessarily indicative of the results to be expected for the full year.

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

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes standards for the recognition and measurement of asset impairment and disposal cost. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company adopted this statement effective on December 30, 2001 and adoption did not have a material impact on its financial position or results of operations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement will be effective for the Company’s fiscal year 2003. The Company has not determined the impact, if any, that this Statement will have on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General—Shoe Pavilion, Inc., a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington and Oregon, under the name Shoe Pavilion. The Company had 82 and 77 stores open as of June 29, 2002 and June 30, 2001, respectively. In July 1999, the Company entered into a licensing agreement to operate the shoe departments of Gordmans, Inc. (formerly Richman Gordman ½ Price Stores, Inc.) department stores located in the Midwest. The Company operated 40 and 38 shoe departments of Gordmans, Inc. during the quarters ended June 29, 2002 and June 30, 2001, respectively. On June 29, 2002, the initial term of the license agreement with Gordmans department stores expired and the Company no longer operates the 40 licensed shoe departments in Gordmans department stores. Net sales for the licensed shoe departments for the thirteen weeks and twenty-six weeks ended June 29, 2002 were $2.2 million and $5.0 million, respectively.

Results of Operations

Net sales decreased 3.7% to $22.7 million for the thirteen weeks ended June 29, 2002, from net sales of $23.6 million for the same period in 2001. The decrease in net sales is primarily attributable to the decline in net sales in the licensed shoe departments of $1.8 million and the 3.4% decline in comparable store net sales in the Company’s retail stores. The decrease was partially offset by the increase in net sales generated from eight new stores opened in 2002 and 2001, net of seven closed. Net sales from the Company’s retail stores and Gordmans licensed shoe departments were $20.5 million and $2.2 million, respectively, for the thirteen weeks ended June 29, 2002 compared to $19.6 million and $4.0 million, respectively, for the same period last year.

Net Sales for the twenty-six weeks ended June 29, 2002 were $44.2 million, a 2.8% increase from net sales of $43.0 million for the same period ended June 30, 2001. This increase in net sales is primarily attributable to the increase in net sales generated from the eight new stores opened in 2002 and 2001, net of seven closed. This increase was partially offset by the $1.7 million decrease in net sales in the licensed shoe departments. Net sales from the Company’s retail stores and Gordmans licensed shoe departments were $39.2 million and $5.0 million, respectively, for the twenty-six weeks ended June 29, 2002 compared to $36.3 million and $6.7 million, respectively, for the same period last year. Net sales for the remaining six months in 2002 will be negatively impacted by the expiration of the license agreement with Gordmans department stores.

Gross profit for the thirteen weeks ended June 29, 2002 increased 1.0% to $7.9 million from gross profit of $7.8 million for the same period last year. Gross profit as a percent of net sales increased to 34.8% for the thirteen weeks ended June 29, 2002 from 33.2% for the same period last year. For the twenty-six weeks ended June 29, 2002 gross profit increased 7.5% to $14.5 million, from gross profit of $13.5 million for the comparable period last year. Gross profit as a percent of net sales increased to 32.9% for the twenty-six weeks ended June 29, 2002 from 31.4% for the comparable period last year. The increase in gross profit as a percent of net sales for the thirteen weeks and twenty-six weeks ended June 29, 2002 is principally attributable to lower merchandise costs partially offset by an increase in occupancy costs as a percentage of sales.

Selling, general and administrative expenses for the thirteen weeks ended June 29, 2002 increased by $1.0 million or 16.6% compared to the same period last year and increased as a percentage of net sales to 31.2% from 25.8%. For the twenty-six weeks ended June 29, 2002, selling, general and administrative expenses increased $2.0 million or 17.8% compared to the same period last year and increased as a percentage of net sales to 30.7% from 26.7%. The increase in selling, general and administrative expenses for the thirteen weeks ended June 29, 2002 is principally due to legal fees and costs of approximately $500,000 incurred as part of the settlement of a class action suit filed against the Company and the increase in sales payroll costs primarily related to the new stores opened. The increase in selling, general and administrative expenses for the twenty-six weeks ended June 29, 2002 is principally due to legal fees and costs of $500,000 described above and an increase in advertising expense as well as sales payroll and utility costs primarily related to the new stores opened. Advertising as a percentage of net sales increased to 3.6% for the twenty-six weeks June 29, 2002 from 2.6% for the same period in 2001. The Company intends to increase advertising expense as a percentage of net sales in 2002 compared to 2001 in an effort to increase sales.

Interest expense decreased 87.0% to $27,000 for the quarter ended June 29, 2002 from $207,000 for the comparable period in 2001. For the twenty-six weeks ended June 29, 2002 interest expense decreased 87.6% to $62,000 from $502,000 for the same period last year. The decrease in interest expense for the thirteen weeks and twenty-six weeks ended June 29, 2002 was attributable to lower average borrowings and a lower average interest rate on the Company’s revolving line of credit. The Company was able to reduce its average borrowings primarily through funds generated from the reduction in inventory since the first quarter of 2001.

Liquidity and Capital Resources

The Company has historically funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash provided by operating activities during the twenty-six weeks ended June 29, 2002 totaled $2.1 million. Net cash provided by operating activities has been driven primarily by net income before depreciation and fluctuations in inventory and accounts payable. Cash provided from operating activities for the twenty-six weeks ended June 29, 2002 was principally due to the reduction in inventory of $860,000 and net income before depreciation of $1.4 million. Net cash used by financing activities for the twenty-six weeks ended June 29, 2002 totaled $2.1 million which principally relates to the pay down on the Company’s revolving line of credit.

Capital expenditures for the twenty-six weeks June 29, 2002 were $243,000. These expenditures were principally related to the purchase of fixtures for three new store and two leased shoe departments. During the remainder of 2002, the Company anticipates that cash will be used primarily for merchandise inventory and to a lesser degree for capital expenditures.

The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. On June 25, 2002 the credit agreement was amended to extend the maturity date of the line of credit to October 1, 2003. In addition the credit agreement was amended to lower the EBITDA requirements beginning with the quarter ended June 29, 2002. As of June 29, 2002, the unused and available portion of the credit facility was approximately $11.8 million. The Company believes that operating cash flows and borrowings under its credit facility will satisfy its cash requirements for at least the next 12 months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported in the Company’s Form 10-K for the year ended December 29, 2001.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On May 31, 2002 the Company filed a lawsuit against Gordman’s department stores in Douglas County, Nebraska. In the suit the Company claims that Gordman’s violated the terms of a license agreement the parties entered into in July 1999 by improperly withholding approximately $474,000 due the Company from shoe department sales and by making unauthorized markdowns and discounts of approximately $384,000. The Company is seeking $858,000, which includes the $474,000 withheld by Gordman’s.

In a counterclaim against the Company, Gordman’s asserts that it is entitled to $546,000 because the Company violated the license agreement by engaging in a liquidation sale, failing to maintain adequate inventory and not performing required advertising. The violations alleged in the counterclaim apparently form the basis for Gordman’s decision to withhold the $474,000 due the Company.

The suit is in its early stages and no discovery has been conducted to date. Management believes that the ultimate resolution of this matter will not have a material adverse impact on the Company’s financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

       In May 2002, the Company submitted to shareholders two matters both of which were approved at the annual meeting held on May 17, 2002. The matters were: (1) to elect four directors to serve on the board of directors until the next annual meeting of stockholders and until their successors shall have been elected; and (2) to ratify the selection of Deloitte & Touche LLP as independent auditors for the Company.

       At the annual meeting, the following directors received the following votes:

	FOR	WITHHELD

Dmitry Beinus	6,568,133	12,640
Denise Ellwood	6,570,243	10,530
David H. Folkman	6,567,783	12,990
Peter G. Hanelt	6,568,343	12,430

The shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 28, 2002 with voting as follows: 6,567,113 For, 12,460 Against, and 1,200 Abstain.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

	10.23	Revolving Line of Credit Note dated June 25, 2002 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association

	10.24	Fourth Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated June 25, 2002

(b)	Reports on Form 8-K filed during the quarter ended June 29, 2002:

None

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2002.

SHOE PAVILION, INC., as Registrant

By /s/ Dmitry Beinus

Dmitry Beinus
Chairman and Chief Executive Officer

By /s/ John D. Hellmann

John D. Hellmann
Vice President and Chief Financial Officer