Form 10-Q
period 2002-09-28
SHOE PAVILION INC
filed 2002-11-12
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

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

As of October 31, 2002 the Registrant had 6,800,000 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q contains certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements.  These forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from management’s current expectations. These factors include, without limitation, the financial impact of discontinuing the operation of the licensed shoe departments at Gordmans department stores, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting the retail market conditions, including the events of September 11, 2001 and uncertainties related to the ongoing conflict, the Company’s ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management’s ability to negotiate acceptable lease terms and maintain supplier and business relationships and open new stores in a timely manner and the uncertainties related to the Company’s decision to contract with an outside third party for its warehouse and distribution functions. Other risk factors are detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update forward-looking statements.

SHOE PAVILION, INC.
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.

      The following financial statements and related financial information are filed as part of this report:

Shoe Pavilion, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 28, 2002	December 29, 2001

ASSETS
Current assets
Cash	$611	$803
Accounts receivable	758	609
Inventories	35,962	31,398
Deferred income taxes and prepaid expenses	1,087	1,064

Total current assets	38,418	33,874
Property and equipment, net	3,482	4,360
Deferred income taxes and other	939	928

Total assets	$42,839	$39,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,768	$8,515
Accrued expenses	2,339	2,521

Total current liabilities	12,107	11,036
Long-term debt	6,909	4,600
Deferred rent	1,644	1,848

Total liabilities	20,660	17,484

Stockholders’ equity
Preferred stock- $.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock- $.001 par value; 15,000,000 shares authorized; 6,800,000 issued and outstanding	7	7
Additional paid-in capital	13,967	13,967
Retained earnings	8,205	7,704

Total stockholders’ equity	22,179	21,678

Total liabilities and stockholders’ equity	$42,839	$39,162

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended

(In thousands, except per share amounts and number of stores)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net sales	$18,952	$21,304	$63,107	$64,271
Cost of sales and related occupancy expenses	12,901	14,886	42,542	44,354

Gross profit	6,051	6,418	20,565	19,917
Selling, general and administrative expenses	6,184	5,953	19,724	17,446

Income (loss) from operations	(133)	465	841	2,471
Interest expense	(33)	(123)	(95)	(625)
Other income (expense)	(3)	40	67	64

Income (loss) before taxes	(169)	382	813	1,910
Income tax provision (benefit)	(65)	153	312	764

Net income (loss)	$(104)	$229	$501	$1,146

Earnings (loss) per share:
Basic	$(0.02)	$0.03	$0.07	$0.17
Diluted	$(0.02)	$0.03	$0.07	$0.17
Weighted average shares outstanding:
Basic	6,800	6,800	6,800	6,800
Diluted	6,800	6,800	6,808	6,801
Stores operated at end of period:
Retail stores			83	80
Licensed shoe departments			0	38

Total			83	118

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-nine weeks ended

(In thousands)	September 28, 2002	September 29, 2001

Operating activities:
Net income	$501	$1,146
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation and amortization	1,109	1,151
Loss (gain) on disposal of fixed assets	(51)	1
Effect of changes in:
Inventories	(4,564)	4,965
Accounts receivables	(149)	427
Prepaid expenses and other	(34)	(152)
Accounts payable	1,253	(294)
Accrued expenses and deferred rent	(339)	(304)

Net cash provided (used) by operating activities	(2,274)	6,940

Investing activity-
Purchase of property and equipment	(529)	(523)
Proceeds from sale of fixed assets	305	0

Net cash used in investing activities	(224)	(523)
Financing activities:
Proceeds from (payments on) line of credit, net	2,309	(6,625)
Principal payments on capital leases	(3)	(12)

Net cash provided (used) by financing activities	2,306	(6,637)

Net decrease in cash	(192)	(220)
Cash, beginning of period	803	814

Cash, end of period	$611	$594

Non cash investing activity:
Disposal of asset under capital lease financing	$44	$0

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

The results of operations for the thirteen and thirty-nine weeks ended September 28, 2002 presented herein are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income and net income are the same.

2.  Recently Issued Accounting Standards

In June 2002, the FASB issued Statement No. 146, Accounting for the Costs Associated with Exit Activities in June 2002.  This statement addresses accounting for restructuring and similar costs.  This Statement supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan.  SFAS 146 requires that the liability should initially be measured and recorded at fair value.  The statement also requires certain financial statement disclosures to be included in the notes to the financial statements that include the period in which an exit or disposal activity is initiated and any subsequent period until the related activity is completed.  This statement is effective for restructuring activities initiated after December 31, 2002.  The Company does not expect adoption to have a significant impact on its financial position or results of operations.

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

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes standards for the recognition and measurement of asset impairment and disposal cost. The Company adopted this statement effective on December 30, 2001 and adoption did not have a material impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement will be effective for the Company’s fiscal year 2003.  The Company has not determined the impact, if any, that this statement will have on its consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General—Shoe Pavilion, Inc., a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington and Oregon, under the name Shoe Pavilion. As previously disclosed in the Company's Form 10-K for the year ended December 29, 2001, the Company's corporate office lease in Richmond California expired in February 2002. Since that time the Company has reached an agreement with the Landlord to remain in the Richmond location on a month to month basis. The Company is considering other alternatives. The company does not anticipate this causing any difficulty. The Company had 83 and 80 stores open as of September 28, 2002 and September 29, 2001, respectively. In July 1999, the Company entered into a licensing agreement to operate the shoe departments of Gordmans, Inc. department stores located in the Midwest. On June 14, 2002, the license agreement with Gordmans department stores was terminated (due to Gordmans default) and the Company discontinued operating the 40 licensed shoe departments in Gordmans department stores. There were no sales from the licensed shoe departments for the thirteen weeks ended September 28, 2002.

Results of Operations

Net sales decreased 11.0% to $19.0 million for the thirteen weeks ended September 28, 2002, from net sales of $21.3 million for the same period in 2001. The decrease in net sales is primarily attributable to the discontinuation of the Gordmans licensed shoe departments in June 2002. Net sales from the Gordmans licensed shoe departments were $3.7 million for the thirteen weeks ended September 29, 2001. The decrease in net sales was partially offset by the increase in net sales generated from ten new stores opened since June 2001, net of five closed. Net sales from the Company’s retail stores and Gordmans licensed shoe departments were $19.0 million and $0.0, respectively, for the thirteen weeks ended September 28, 2002 compared to $17.6 million and $3.7 million, respectively, for the same period last year.

Net sales for the thirty-nine weeks ended September 28, 2002 were $63.1 million, a 1.8% decrease from net sales of $64.3 million for the same period ended September 29, 2001. The decrease in net sales is primarily attributable to the discontinuation of the Gordmans licensed shoe departments in June 2002. Net sales from the Gordmans licensed shoe departments were $5.0 million for the thirty-nine weeks ended September 28, 2002 compared to $10.4 for the same period last year, a decline of $5.4 million. The decrease in net sales was partially offset by the increase in net sales generated from 11 new stores opened in 2002 and 2001, net of eight closed. Net sales from the Company’s retail stores and Gordmans licensed shoe departments were $58.1 million and $5.0, respectively, for the thirty-nine weeks ended September 28, 2002 compared to $53.9 million and $10.4 million, respectively, for the same period last year. Net sales for the remaining three months in 2002 will be negatively impacted by the termination of the license agreement with Gordmans department stores.

Gross profit for the thirteen weeks ended September 28, 2002 decreased 5.7% to $6.1 million from gross profit of $6.4 million for the same period last year.  Gross profit as a percent of net sales increased to 31.9% for the thirteen weeks ended September 28, 2002 from 30.1% for the same period last year. For the thirty-nine weeks ended September 28, 2002 gross profit increased 3.3% to $20.6 million, from gross profit of $20.0 million for the comparable period last year.  Gross profit as a percent of net sales increased to 32.6% for the thirty-nine weeks ended September 28, 2002 from 31.0% for the comparable period last year. The increase in gross profit as a percent of net sales for the thirteen weeks and thirty-nine weeks ended September 28, 2002 is principally attributable to lower merchandise costs partially offset by an increase in occupancy costs as a percentage of sales.

Selling, general and administrative expenses for the thirteen weeks ended September 28, 2002 increased by  $231,000 or 3.9% compared to the same period last year and increased as a percentage of net sales to 32.6% from 27.9%. For the thirty-nine weeks ended September 28, 2002, selling, general and administrative expenses increased $2.3 million or 13.1% compared to the same period last year and increased as a percentage of net sales to 31.3% from 27.1%.  The increase in selling, general and administrative expenses for the thirteen weeks ended September 28, 2002 is principally due to an increase in advertising expense of approximately $420,000. This increase was partially offset by the reduction in sales payroll of approximately $270,000. Advertising as a percentage of net sales increased to 4.8% for the thirteen weeks ended September 28, 2002 from 2.3% for the same period last year. The reduction in sales payroll is the result of the discontinuation of the Gordmans licensed shoe departments. The increase in selling, general and administrative expenses for the thirty-nine weeks ended September 28, 2002 is principally due to an increase in advertising of approximately $920,000, legal fees and costs of approximately $500,000 incurred as part of the settlement of a class action suit filed against the Company and the increase in utility costs primarily related to the new stores opened. Advertising as a percentage of net sales increased to 4.0% for the thirty-nine weeks September 28, 2002 from 2.5% for the same period in 2001. The Company increased advertising expense as a percentage of net sales in 2002 compared to 2001 in an effort to increase sales.

Interest expense decreased 73.2% to $33,000 for the thirteen weeks ended September 28, 2002 from $123,000 for the comparable period in 2001. For the thirty-nine weeks ended September 28, 2002 interest expense decreased 84.8% to $95,000 from $625,000 for the same period last year. The decrease in interest expense for the thirteen weeks and thirty-nine weeks ended September 28, 2002 was attributable to lower average borrowings and a lower average interest rate on the Company’s revolving line of credit. The Company was able to reduce its average borrowings primarily through funds generated from the reduction in its average inventory levels since the first quarter of 2001.

Liquidity and Capital Resources

The Company has historically funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash used by operating activities during the thirty-nine weeks ended September 28, 2002 totaled $2.3 million. Cash used by operating activities for the thirty-nine weeks ended September 28, 2002 was principally due to the increase in inventory of $4.6 million. The increase in inventory is in part do to a seasonal fluctuation in inventory levels. Net cash provided by financing activities for the thirty-nine weeks ended September 28, 2002 was $2.3 million which principally relates to advances on the Company’s revolving line of credit.

Capital expenditures for the thirty-nine weeks September 28, 2002 were $529,000. Approximately $400,000  of these expenditures were incurred for new stores and two licensed shoe departments. During the remainder of 2002, the Company estimates that capital expenditures will be approximately $400,000. The actual amount for capital expenditures will depend in part on the number of new stores opened.

The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. On June 25, 2002 the credit agreement was amended to extend the maturity date of the line of credit to October 1, 2003. In addition the credit agreement was amended to lower the EBITDA requirements beginning with the quarter ended June 29, 2002. On September 1, 2002 the credit agreement was amended to extend the maturity date of the line of credit to August 1, 2004. In addition the EBITDA covenant was replaced with a covenant which established a maximum ratio for funded debt to EBITDA. As of September 28, 2002, the unused and available portion of the credit facility was approximately $2.5 million. The Company believes that operating cash flows and borrowings under its credit facility will satisfy its cash requirements for at least the next 12 months.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information reported in the Company’s Form 10-K for the year ended December 29, 2001.

Item 4.	Controls and Procedures

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

On May 31, 2002 the Company filed a lawsuit against Gordman’s department stores in Douglas County, Nebraska.  In the suit the Company claims that Gordman’s violated the terms of the license agreement the parties entered into in July 1999 by improperly withholding approximately $474,000 due the Company from shoe department sales and by making unauthorized markdowns and discounts of approximately $384,000.  The Company is seeking $858,000, which includes the $474,000 withheld by Gordman’s.

In a counterclaim against the Company, Gordmans asserts that it is entitled to $546,000 because the Company violated the license agreement by engaging in a liquidation sale, failing to maintain adequate inventory and not performing required advertising.  The violations alleged in the counterclaim apparently form the basis for Gordmans decision to withhold the $474,000 due the Company.

The suit is in its early stages and discovery has begun. Management believes that the ultimate resolution of this matter will not have a material adverse impact on the Company’s financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

10.25 Revolving Line of Credit Note dated September 1, 2002 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association.

10.26 Fifth Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated September 1, 2002.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter ended September 28, 2002:

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2002.

SHOE PAVILION, INC., as Registrant

By /s/ DMITRY BEINUS

Dmitry Beinus Chairman and Chief Executive Officer

By /s/ JOHN D. HELLMANN

John D. Hellmann Vice President and Chief Financial Officer

CERTIFICATION

I, Dmitry Beinus, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shoe Pavilion, Inc.

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and we have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002
By /s/ DMIRTY BEINUS

Dmitry Beinus Chairman and Chief Executive Officer

CERTIFICATION

I, John D. Hellmann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shoe Pavilion, Inc.

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and we have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002
By /s/ JOHN D. HELLMANN

John D. Hellmann Vice President and Chief Financial Officer