Form 10-K
period 2002-12-28
SHOE PAVILION INC
filed 2003-03-27
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002	Commission File Number 0-23669

SHOE PAVILION, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3289691
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3200-F Regatta Boulevard

Richmond, California 94804

(Address of principal executive offices) (Zip Code)

Telephone Number: (510) 970-9775

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

At March 18, 2003 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,639,000.

At March 18, 2003 the number of shares outstanding of registrant’s common stock was 6,800,000.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders—Part III of this Form 10-K.

Shoe Pavilion, Inc.

Index to Annual Report on Form 10-K

For the year ended December 28, 2002

PART I

Item 1—Business

General

Shoe Pavilion, Inc. is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women’s, men’s and children’s designer label and name brand merchandise. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the designer and name brand footwear market. As of December 28, 2002 the Company operated 88 retail stores, including an internet store, in California, Washington and Oregon under the trade name Shoe Pavilion.

In July 1999, the Company entered into a licensing agreement to operate the shoe department of Gordmans, Inc. (formerly Richman Gordman ½ Price Stores, Inc.) department stores located in the Midwest. Pursuant to notification from Gordmans on December 28, 2001 the license agreement was scheduled to expire effective June 29, 2002. On June 14, 2002, the license agreement with Gordmans department stores was terminated (due to Gordmans default) and the Company discontinued operating all 40 of the licensed shoe departments in Gordmans department stores. Certain terms and conditions of the license agreement are the subject of a lawsuit and counterclaim filed by the Company against Gordmans. See “Item 3 Legal Proceedings.”

The Company offers quality designer and name brand footwear such as Dr, Marten, Fila, Ralph Lauren, Rockport, Steve Madden, Vans and Via Spiga, typically at 30% to 70% below regular department store prices. Such price discounts appeal to value-oriented consumers seeking quality brand name footwear not typically found at other off-price retailers or mass merchandisers. The Company is able to offer lower prices by (i) selectively purchasing from manufacturers at significant discounts, large blocks of production over-runs, over-orders, mid- and late-season deliveries and last season’s stock, (ii) sourcing in-season name brand and branded design merchandise directly from factories in Italy, Brazil and China and (iii) negotiating favorable prices with manufacturers by ordering merchandise during off-peak production periods and taking delivery. During 2002, the Company purchased footwear merchandise from over 100 domestic and international vendors, independent resellers and manufacturers that had excess inventory for sale.

The Company’s stores utilize a self-service format that allows inventory to be stored directly under a displayed shoe, thereby eliminating the need for a stockroom and significantly increasing retail floor space. The functionality and simplicity of this format enable flexible store layouts that can be easily reconfigured to accommodate a new mix of merchandise. Moreover, this format allows customers to locate all available sizes of a particular shoe and to try them on for comfort and fit without a salesperson’s assistance, thereby reducing in-store staffing needs and allowing customers to make independent purchasing decisions.

Shoe Pavilion is a standardized concept that offers a bright, clean, low maintenance and functional shopping environment to customers interested in purchasing quality men’s, women’s and children’s value priced footwear. The Company’s stores are strategically located in strip malls, outlet centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. Shoe Pavilion stores average approximately 7,800 square feet. The Company opened, net of closures, 5 retail stores in 2002, 3 in 2001 and 2 in 2000. The Company closed all 40 of its licensed shoe departments in 2002, including 2 it opened in 2002 and opened 2 in 2001 and 3 in 2000. During 2003, the Company intends to open approximately 3 to 5 new stores, primarily in California.

The Company was incorporated in Delaware in November 1997 and is the successor to Shoe Pavilion Corporation (formerly Shoe Inn, Inc.), which was incorporated in Washington in 1983. The Company’s executive offices are located at 3200-F Regatta Boulevard, Richmond, California 94804, and its telephone number is (510) 970-9775.

Operating Strategy

The Company’s objective is to be the leading off-price retailer of designer label and name brand footwear in each of the markets it serves. The operating strategy is designed to allow the Company to offer its customers quality footwear typically at 30% to 70% below department store prices for the same shoes. The following summarizes key elements of the Company’s operating strategy:

•	Off-Price Concept, Premium Name Brands. The Company differentiates itself from other off-price retailers and deep discount chains by focusing on higher price point merchandise, extending the off-price concept into the designer and name brand footwear market. As a result, the Company generally does not compete with other discount stores in obtaining the majority of its merchandise. Similarly, while some department store and brand name retail chains operate discount outlets, such operations generally obtain merchandise from the existing inventory of their retail affiliates rather than from external sources. Some of the Company’s most successful stores have benefited from the heightened consumer awareness and preference to shop at discount malls or outlet centers, both of which typically include other off-price retailers.

•	Broad Selection of Designer Footwear. The Company offers a broad selection of quality footwear from over 75 name brands such as Dr. Marten, Fila, Ralph Lauren, Rockport, Steve Madden, Vans and Via Spiga. The availability and wide variety of premium brand names distinguish Shoe Pavilion and serve to attract first time buyers and consumers who otherwise might shop at more expensive department stores. The wide variety of brand names also enables the Company to tailor its merchandise from store to store to accommodate consumer preferences that may vary by location.

•	Selective Bulk Purchases; Diverse Vendor Network. The Company is able to offer lower prices by selectively purchasing at significant discounts large blocks of over-runs, over-orders, mid- and late-season deliveries and last season’s stock from over 100 domestic and international vendors, independent resellers and manufacturers. The diversity and scope of its vendor network help to provide a constant source of quality merchandise, and the purchase of name brand, traditional styles helps to mitigate the likelihood of inventory writedowns. To augment available merchandise with the latest in-season styles, the Company purchases branded design footwear directly from factories in Italy, Brazil and China.

•	Self-Service Stores. The Company believes that its self-service format reinforces its off-price strategy and appeals to value-oriented consumers. The Company’s format allows inventory to be stored directly under a displayed shoe, thereby eliminating the need for a stockroom and significantly increasing retail floor space. The functionality and simplicity of this format enable flexible store layouts that can be easily rearranged to complement the current merchandise. Moreover, this format allows customers to locate all available sizes of a particular shoe and to try them on for comfort and fit without a salesperson’s assistance, thereby reducing in-store staffing needs and allowing customers to make independent, purchasing decisions.

Growth Strategy

Since opening its first store in 1979 in Washington, the Company has expanded to 88 stores, including its internet store. The Company intends to continue to expand by opening new stores and increasing comparable store sales.

Continue New Store Openings.    The Company intends to increase its presence in its current markets and to enter new markets by selectively opening new stores, which can be served by the Company’s business support infrastructure. When entering a new market, the Company prefers to open multiple stores, thereby creating an immediate market presence and enabling television advertising costs to be spread economically across a number of stores. The Company opened 10 stores, including its internet store, and 2 licensed shoe departments in 2002, 6 stores and 2 licensed shoe departments in 2001 and 7 stores and 3 licensed shoe departments in 2000. The Company closed 5 stores and 40 licensed shoe departments in 2002, 3 stores in 2001 and 5 stores in 2000.

During 2003, the Company intends to open 3 to 5 new stores in California. Management believes that new store openings in the Company’s current markets will further increase name recognition, which, in turn, will facilitate expansion into new markets.

•	Increase Comparable Store Sales. During the past several years, comparable store sales have been subject to wide fluctuations. Comparable store sales decreased 1.0% in 2002 and 5.9% in 2001 and increased 9.4% in 2000. In an effort to improve comparable store sales performance, management intends to focus on refining its sales efforts, including merchandise selection, advertising and promotions.

The Company’s ability to execute its operating and growth strategy is subject to numerous risks and uncertainties. Also, certain events, such as local economic downturns or the uncertainties related to the ongoing conflict in the Middle East, are beyond the control of management. Consequently, there can be no assurance that the Company will be successful in implementing its strategy or that its strategy, even if implemented, will result in the achievement of the Company’s objectives.

Merchandising

Unlike deep-discount retailers, Shoe Pavilion offers high quality merchandise and a consistent selection of name brand dress and casual shoes for men, women and children. List prices generally range between $19.99 and $69.99 for women’s shoes, between $39.99 and $99.99 for men’s shoes and between $19.99 and $29.99 for children’s shoes. The principal categories of footwear offered by Shoe Pavilion stores, and selected brands for each, are summarized in the following table:

Women’s	Men’s	Athletic	Children’s
Ann Klein	Airwalk	Adidas	Adidas
BCBG	Dexter	Asics	Candies
Dr. Marten	Dr. Marten	Converse	Converse
Life Stride	Rockport	Fila	Ecco
Ralph Lauren	Skechers	New Balance	Espirit
Steve Madden	Steve Madden	Saucony	Reebok
Via Spiga	Timberland	Vans	Skechers

Site Selection, Opening Costs and Leases

The Company uses an exclusive broker on the West Coast to identify potential retail sites. Before entering a new market, management reviews detailed reports on demographics; spending, traffic and consumption patterns; and other site and market related data. As of December 28, 2002, 44 of the Company’s stores were located in strip malls, 11 were located in outlet centers, 9 were located in free standing stores and 23 were located in other types of facilities. The Company also operates an online store at Shoe Pavilion.com.

Opening costs for stores are typically minimal, excluding the initial stocking of inventory. The Company estimates that its total capital requirements to open a typical new store average $370,000, consisting of approximately $340,000 for inventory and $30,000 for fixtures and equipment, excluding leasehold improvements which are occasionally paid for by the landlord allowances. Costs vary from store to store depending on, among other things, the location, size, property condition, and the tenant improvement package offered by the landlord. The Company does not own any of its real estate.

Sourcing and Purchasing

Vendors.    During 2002, the Company purchased its inventory from over 100 domestic and international vendors and independent resellers. In 2002, the Company’s top ten suppliers accounted for approximately 28% of its inventory purchases. No vendor accounted for more than 10% of total inventory purchases in 2002. The Company purchases from its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. Since the Company has locations in a number of markets along the West Coast, Shoe Pavilion can accommodate and distribute a wide variety of merchandise that meets the needs of customers in different geographic areas. Management believes that the strength and variety of its supplier network mitigates much of the Company’s exposure to inventory supply risks. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Financial Performance—Inventory and Sourcing Risk.”

Direct Sourcing.    The Company purchases in-season name brand and branded design merchandise directly from factories in Italy, Brazil and China. These purchases include both branded and non-branded goods and provide a consistent source of in-season merchandise. The Company purchases from its manufacturing sources on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Financial Performance—International Purchasing.”

Advertising

The Company believes that television advertising benefits all stores in a common viewing market. In 2002 the Company spent 4.1% of its net sales on advertising or $3.5 million. In 2001 the Company spent 3.2% of its net sales on advertising or $2.8 million. In 2000 the amount spent on advertising was 4.7% of net sales, or $4.3 million. The Company believes that advertising costs for a particular market will be more effectively and economically leveraged as the number of stores increases in that market. The Company occasionally uses print advertising, usually at the time of a new store opening; however, it has found print advertising to be less effective than television advertising. Shoe Pavilion’s signage is consistent at all of its locations, with highly visible signage at the front and, when appropriate, rear of the store.

Merchandise Distribution

During the year ended December 29, 2001 the Company’s corporate offices and distribution facility were located in a 92,000 square foot facility in Richmond, California, which the Company occupied under a lease that expired in February 2002. The Company decided not to renew the lease and instead engaged a third party that began providing the warehousing and distribution services for the Company in February 2002. The Company continues to lease its corporate office space in Richmond, California on a month to month basis.

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

Competition

The retail footwear market is highly competitive, and the Company expects the level of competition to increase. The Company competes with off-price and discount retailers (e.g., Nordstrom Rack, Payless ShoeSource, Ross Dress for Less and Famous Footwear), branded retail outlets (e.g., Nine West), national retail stores (e.g., DSW Shoe Warehouse, Nordstrom, Marshalls, Macy’s, Sears, J.C. Penney, Loehmann’s, Robinsons-May and Mervyn’s), traditional shoe stores and mass merchants. Many of these competitors have stores in the markets in which the Company now operates and in which it plans to expand. Additionally, many of the competitors are larger and have more resources than the Company.

Employees

As of December 28, 2002, the Company had approximately 275 full-time employees and 235 part-time employees. The number of part-time employees fluctuates depending upon seasonal needs.

Executive Officers

Certain information regarding the executive officers of the Company is set forth below:

Name	Age	Position
Dmitry Beinus	50	Chairman of the Board and Chief Executive Officer
Robert R. Hall	50	Vice President and Chief Operating Officer
John D. Hellmann	52	Vice President of Finance, Chief Financial Officer, and Secretary

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

The Company’s executive officers serve at the discretion of the Board of Directors. There is no family relationship between any of the Company’s executive officers or between any executive officer and any of the Company’s directors.

Item 2— Properties

As of December 28, 2002 the Company’s corporate offices were located in a 5,600 square foot facility in Richmond, California, which the Company leases on a month to month basis. As of December 28, 2002 the Company’s 87 stores, excluding its internet store, occupied an aggregate of approximately 683,000 square feet of space. The Company leases all of its stores, with leases expiring between 2003 and 2013. The Company has options to renew most of its leases.

Store Locations

As of December 28, 2002, the Company operated 88 retail stores, including its internet store, in the states of California, Washington and Oregon. Pursuant to notification from Gordmans on December 28, 2001 the license agreement was scheduled to expire effective June 29, 2002. On June 14, 2002, the license agreement with Gordmans department was terminated (due to Gordmans default) and the Company discontinued operating all 40 of the licensed shoe departments. The number of stores in each geographic area is set forth below:

	Stores at Year End
Location	2002	2001	2000	1999	1998
Northern California	34	34	32	31	27
Southern California	41	35	33	30	25
Oregon	4	4	4	4	4
Washington	9	10	10	13	13
Oklahoma	0	0	1	0	0

Total	88	83	80	78	69

	Licensed Shoe Departments
Location	2002	2001	2000	1999
Colorado	0	3	3	3
Illinois	0	3	3	1
Iowa	0	7	7	6
Kansas	0	5	5	5
Missouri	0	7	7	7
Nebraska	0	8	8	8
North Dakota	0	2	0	0
Oklahoma	0	2	2	2
South Dakota	0	1	1	1

Total	0	38	36	33

In June 2002 the Company ceased operations at all 40 of its licensed shoe departments.

Item 3— Legal Proceedings

On May 31, 2002 the Company filed a lawsuit against Gordmans department stores in Douglas County, Nebraska. In the suit the Company claims that Gordmans violated the terms of the license agreement the parties entered into in July 1999 by improperly withholding approximately $474,000 due the Company from shoe department sales and by making unauthorized markdowns and discounts of approximately $384,000. The Company is seeking $858,000, which includes the $474,000 withheld by Gordmans.

In a counterclaim against the Company, Gordmans asserts that it is entitled to $546,000 because the Company violated the license agreement by engaging in a liquidation sale, failed to maintain adequate inventory and did not perform required advertising. The violations alleged in the counterclaim apparently form the basis for Gordmans decision to withhold the $474,000 due the Company.

The suit is in its early stages and discovery has begun. Management believes that the ultimate resolution of this matter will not have a material adverse impact on the Company’s financial condition.

Item 4— Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5— Market for the Registrant’s Common Equity and Related Stockholder Matters

The common stock of the Company is traded on the Nasdaq SmallCap Market® under the symbol SHOE. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported by the Nasdaq Market®.

	High	Low
2002
First Quarter.	$1.80	$1.09
Second Quarter	1.94	1.51
Third Quarter	1.55	1.11
Fourth Quarter.	1.35	1.04

2001
First Quarter.	$2.44	$1.19
Second Quarter	1.42	0.90
Third Quarter	1.14	0.86
Fourth Quarter.	1.18	0.83

After the Company went public its common stock was listed on the Nasdaq National Market. On March 1, 2001 the Company received a Nasdaq Staff Determination indicating that the Company had failed to comply with the Minimum Market Value of Public Float requirement for continued listing and that its shares were subject to delisting from The Nasdaq National Market. On April 6, 2001 the Company participated in a hearing with the Nasdaq Listing Qualifications Panel to appeal the Nasdaq Staff Determination. On April 30, 2001 the Company was notified that the Panel determined to transfer the listing of the Company’s securities to The Nasdaq SmallCap Market. On May 3, 2001 the listing of Company’s securities was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market. The Company’s securities continue to be listed under the symbol SHOE.

As of December 28, 2002, there were 18 holders of record of the Company’s common stock.

From August 1988 through February 1998, the Company made distributions to its sole stockholder primarily to allow the stockholder to pay taxes on earnings of the Company included or includable in the taxable income of the stockholder as a result of the Company’s S corporation status. Upon completion of its initial public offering in February 1998, the Company made an S corporation distribution in the amount of $7.8 million to its previous sole stockholder, which approximately equaled the estimated earned and previously undistributed taxable S corporation income of the Company through the day preceding the termination date of its S corporation status. Except as mentioned in the previous sentences, the Company has not paid any cash dividends in the past. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, the Company’s line of credit restricts the Company’s ability to pay dividends. See Note 3 of Notes to Consolidated Financial Statements.

Item 6—Selected Financial Data

The selected consolidated financial and operating data set forth below should be read in conjunction with “Item 8—Financial Statements and Supplementary Data—Consolidated Financial Statements of the Company and related Notes thereto” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Year Ended
	2002	2001	2000	1999	1998 (1)
	(In thousands, except per share and operating data)
Statement of Operations Data:
Net sales	$83,782	$88,135	$91,058	$71,611	$55,907
Cost of sales and related occupancy expenses	57,294	60,686	61,662	48,076	35,777

Gross profit	26,488	27,449	29,396	23,535	20,130
Selling expenses	18,366	17,606	19,134	13,999	11,472
General and administrative expenses	7,792	6,861	7,014	5,655	3,664

Income from operations	330	2,982	3,248	3,881	4,994
Interest and other expense, net	(128)	(626)	(1,295)	(633)	(453)

Income before income taxes	202	2,356	1,953	3,248	4,541
Provision for income taxes	(55)	(895)	(779)	(1,233)	(1,147)

Net income	$147	$1,461	$1,174	$2,015	$3,394

Net income per share:
Basic	$0.02	$0.21	$0.17	$0.30	$0.53
Diluted	$0.02	$0.21	$0.17	$0.30	$0.52
Weighted average shares outstanding:
Basic	6,800	6,800	6,800	6,800	6,462
Diluted	6,806	6,801	6,810	6,801	6,474
Pro Forma:
Historical income before income taxes	—	—	—	—	$4,541
Pro forma provision for income taxes (2)	—	—	—	—	(1,748)

Pro forma net income (2)	—	—	—	—	$2,793

Pro forma net income per share (2)	—	—	—	—	$0.42
Pro forma weighted average shares outstanding (2)	—	—	—	—	6,600
Selected Operating Data:
Number of stores, including licensed shoe departments:
Opened during period (3)	12	8	10	50	16
Closed during period (4)	45	3	5	8	2
Open at end of period	88	121	116	111	69
Comparable store sales increase (decrease)	(1.0)%	(5.9)%	9.4%	(1.2)%	6.1%

	Year Ended
	2002	2001	2000	1999	1998
Balance Sheet Data:
Working Capital	$27,633	$22,839	$29,890	$14,305	$13,739
Total assets	41,393	39,162	46,915	41,613	33,534
Total indebtedness (including current portion)	8,492	4,647	14,037	8,075	8,494
Stockholders’ equity	21,825	21,678	20,217	19,043	17,028

(1)	In 1998, the Company changed its year end to a 52-53 week year ending on the Saturday nearest to December 31. Due to this change, sales for the fourth quarter and year ended January 2, 1999 include two additional days; had these days not been included comparable store sales would have increased 5.3% for the year ended January 2, 1999. All references herein to 1998 refer to the year ended January 2, 1999.

(2)	Prior to February 1998, the Company operated as an S corporation and was not subject to federal and certain state income taxes. Upon the completion of its initial public offering, the Company became subject to federal and state income taxes. Pro forma net income reflects federal and state income taxes as if the Company had not elected S corporation status for income tax purposes. Pro forma net income per share is based on the weighted average number of shares of common stock outstanding during the period plus the estimated number of shares offered by the Company (1,271,722 shares) which were necessary to fund the $7.8 million distribution paid to the Company’s stockholder upon termination of the Company’s status as an S corporation.
(3)	2002, 2001 and 2000 include 2, 2 and 3 licensed shoe departments, respectively, operated pursuant to a license agreement with Gordmans, Inc.
(4)	In June 2002 the license agreement with Gordmans was terminated and the Company closed all 40 licensed shoe departments.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Form 10-K which are not historical facts are forward-looking statements that are subject to risks and uncertainties and actual results could differ materially from those set forth in or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company’s filings with the Securities and Exchange Commission, including, without limitation, the factors discussed in this Form 10-K under the captions—“Factors Affecting Financial Performance” and “Liquidity and Capital Resources,” as well as those discussed elsewhere in this Form 10-K.

Overview

Shoe Pavilion is the largest independent off-price footwear retailer on the West Coast that offers a broad selection of women’s, men’s and children’s designer label and name brand merchandise. The Company operated 88 retail stores, including an internet store, in California, Washington and Oregon under the trade name Shoe Pavilion, as of December 28, 2002. The Company operated 83 retail stores as of December 29, 2001.

In July 1999, the Company entered into a licensing agreement to operate the shoe departments of Gordmans, Inc. (formerly Richman Gordman ½ Price Stores, Inc.) department stores located in the Midwest. Pursuant to notification from Gordmans on December 28, 2001 the license agreement was scheduled to expire effective June 29, 2002. On June 14, 2002, the license agreement with Gordmans department stores was terminated (due to Gordmans default) and the Company discontinued operating all 40 of the licensed shoe departments in Gordmans department stores. The Company operated 38 shoe departments of Gordmans, Inc. at December 29, 2001.

The Company opened, net of closures, 5 retail stores in 2002, 3 in 2001 and 2 in 2000. The Company closed 40 licensed shoe departments in 2002, including 2 it had opened in 2002, and opened 2 in 2001 and 3 in 2000. During 2003, the Company intends to open approximately 3 to 5 new stores, primarily in California.

The Company’s growth in net sales historically has resulted primarily from the opening of new stores. The Company expects that the primary source of future sales growth will continue to be new store openings. Because the Company’s comparable store sales have fluctuated widely, the Company does not expect that comparable store sales will contribute significantly to future growth in net sales. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company’s comparable store net sales decreased 1.0% in 2002, decreased 5.9% in 2001 and increased 9.4% in 2000. Net sales will be negatively impacted as the Company no longer operates the 40 licensed shoe departments. Net sales generated from the licensed shoe departments were $5.0 million, $14.5 million and $14.8 million for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. In addition, these stores generated a store operating contribution before overhead, distribution costs, interest and taxes of approximately $.7 million, $2.9 million and $2.3 million for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. The Company does not allocate overhead, distribution costs, interest or taxes to stores. The majority of the overhead costs, which consist of costs such as merchandising, accounting, information systems, rent and insurance, are shared expenses of the Shoe Pavilion stores and the licensed shoe departments.

The Company seeks to acquire footwear merchandise on favorable financing terms and in quantities large enough to support future growth. This strategy causes an increase in inventory levels at various times throughout the year. As a result, similar to other off-price retailers, the Company’s inventory turnover rates are typically less than full-price retailers.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in the Company’s financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the Company’s estimates. Such differences could be material to the financial statements.

Management believes that the Company’s application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the Company’s application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

The Company’s accounting policies are more fully described in Note 2 to the financial statements, located elsewhere in this Form 10-K. The Company has identified certain critical accounting policies which are described below.

Allowance for Doubtful Accounts.    The Company maintains an allowance for doubtful accounts on its accounts receivable balances for estimated losses projected to result from its debtors inability to make the required payments. The estimated allowance is based upon specific indentification. If the financial condition of the debtor was to deteriorate additional allowances may be required.

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

Fixed assets.    In evaluating the fair value and future benefits of fixed assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related fixed assets and reduces their carrying value by the excess, if any, of the result of such calculation. The Company believes at this time that the fixed assets’ carrying values and useful lives continue to be appropriate.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Gross profit	31.6	31.1	32.3
Selling expenses	21.9	20.0	21.0
General and administrative expenses	9.3	7.8	7.7

Income from operations	0.4	3.3	3.6
Interest and other expenses, net	(0.1)	(0.7)	(1.4)

Income before income taxes	0.3	2.6	2.2
Provision for income taxes	(0.1)	(1.0)	(0.9)

Net income	0.2%	1.6%	1.3%

2002 Compared with 2001

Net Sales.    Net sales decreased 4.9% to $83.8 million for 2002 from net sales of $88.1 million for 2001. The decrease in net sales was primarily attributable to the discontinuation of the Gordmans licensed shoe departments in June 2002 and to the 1.0% decrease in comparable store net sales. The decline in net sales was partially offset by the effect of a full year of sales of 3 retail stores opened in 2001 (net of 3 closed) and the net sales generated from 5 retail stores opened in 2002 (net of 5 closed). Net sales from the Company’s retail stores and Gordmans licensed shoe departments were $78.8 million and $5.0 million, respectively, for 2002 compared to $73.6 million and $14.5 million, respectively, for 2001. Future net sales will be impacted as the Company no longer operates the licensed shoe departments.

Gross Profit.    Cost of sales includes landed merchandise and occupancy costs and the license fee paid to Gordmans for the licensed shoe departments. Gross profit decreased 3.5% to $26.5 million in 2002 from $27.4 million in 2001. Gross profit as a percentage of net sales increased to 31.6% in 2002 from 31.1% in 2001. This increase in gross profit as a percentage of net sales for 2002 was principally attributable to lower merchandise costs partially offset by an increase in occupancy costs as a percentage of sales. The increase in occupancy costs as a percentage of net sales was due in part to a change in the percentage of net sales generated from the retail stores versus the licensed shoe departments. Occupancy costs as a percentage of net sales are higher in the retail stores compared to the licensed shoe departments. In 2002 the retail stores net sales were 94.1% of total net sales compared to 83.5% in 2001. Net sales in the licensed shoe departments were 5.9% of net sales in 2002 compared to 16.5% in 2001.

Selling Expenses.    Selling expenses consist primarily of sales payroll and related costs, advertising, freight to stores and credit card processing fees. Selling expenses increased 4.3% to $18.4 million in 2002 from $17.6 million in 2001 and increased as a percentage of net sales to 21.9% in 2002 from 20.0% in 2001. The increase in selling expenses in 2002 was principally due to increased advertising of approximately $.7 million. Advertising as a percentage of net sales increased to 4.1% in 2002 compared to 3.2% in 2001. The Company spent more on advertising in 2002 in an effort to increase sales.

General and Administrative Expenses.    General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, employee benefits, warehousing costs, legal fees and utilities. General and administrative expenses increased 13.6% to $7.8 million in 2002 from $6.9 million in 2001. This increase was principally due to an increase in legal fees and costs of approximately $500,000 incurred as part of the settlement of a class action suit filed against the Company as well as the increase in utility costs, primarily related to the new stores opened.

Interest Expense.    Interest expense decreased 77.3% to $.2 million in 2002 from $.7 million in 2001. This decrease was primarily attributable to lower average borrowings and a lower average interest rate on the Company’s revolving line of credit. The weighted average interest on the Company’s borrowings in 2002 decreased to 3.2 % from 6.4% in 2001.

Income Taxes.    The effective tax rate in 2002 decreased to 27.3% compared to 38.0% in 2001. The decrease in the effective tax rate in 2002 is primarily due to the utilization of certain state tax credits in 2002.

2001 Compared with 2000

Net Sales.    Net sales decreased 3.2% to $88.1 million for 2001 from net sales of $91.1 million for 2000. The decrease in net sales is principally attributable to the decline in comparable store net sales of 5.9% or $4.6 million. The decline in comparable store net sales was partially offset by net sales generated from five stores opened in 2001 (net of three closed) and the effect of a full year of sales for five stores opened in 2000 (net of five closed). On June 14, 2002, the license agreement with Gordmans department stores was terminated (due to Gordmans default) and the Company discontinued operating the licensed shoe departments in Gordmans department stores. Net sales in 2002 were impacted by the effects of the termination of the license agreement with Gordmans department stores. Net sales for the licensed shoe departments in 2001 were $14.5 million compared to $14.8 million in 2000.

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

Selling Expenses.    Selling expenses decreased 8.0% to $17.6 million in 2001 from $19.1 million in 2000 and decreased as a percentage of net sales to 20.0% in 2001 from 21.0% in 2000. The decrease in selling expenses was principally due to a $1.5 million reduction in advertising in 2001 compared to 2000. Advertising costs for 2001 were $2.8 million or 3.2% of net sales compared to $4.3 million or 4.7% of net sales in 2000. This was in part due to a decrease in advertising for the licensed shoe departments of approximately $.8 million.

General and Administrative Expenses.    General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, employee benefits and warehousing costs. General and administrative expenses remained relatively unchanged at $6.9 million or 7.8% of sales compared with $7.0 million or 7.7% for 2000.

Interest Expense.    Interest expense decreased 39.2% to $.7 million in 2001 from $1.1 million in 2000. This decrease was primarily attributable to a lower average interest rate and reduced average borrowings on the Company’s revolving line of credit. The weighted average interest on the Company’s borrowings in 2001 decreased to 6.4% from 8.4% in 2000. The Company was able to reduce its average borrowings primarily through funds generated from the $6.8 million reduction in inventory during 2001.

Income Taxes.    The effective tax rate in 2001 decreased to 38.0% compared to 39.9% in 2000. The decrease in the effective tax rate in 2001 was primarily due to the benefit of certain state tax credits realized in 2001.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations. There can be no assurance, however, that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash provided (used) by operating activities was ($3.1) million, $10.0 million and ($4.8) million for 2002, 2001 and 2000, respectively. Net cash provided (used) by operating activities historically has been driven primarily by net income before depreciation and fluctuations in inventory and accounts payable. In 2002 the decrease in cash provided from operations was principally due to reduced net income and to the increase in inventory. As of December 28, 2002 inventory increased approximately $2.3 million to $33.7 million compared to $31.4 million at December 29, 2001. The increase in inventory was due in part to new stores opened in 2002 and to lower than planned sales in the fourth quarter of 2002. In addition, the average retail stores inventory increased in part as the Company transferred the balance of the licensed shoe departments inventory to the retail stores. The increase in the cash provided from operating activities in 2001 was principally due to the $6.8 million reduction in inventory for the year ended December 29, 2001. This reduction in inventory was in part a result of the Company’s focus on strengthening its financial condition.

The Company had $27.6 million in working capital as of December 28, 2002 compared to $22.8 million as of December 29, 2001. This $4.8 million increase is principally due to a $2.3 million increase in inventory and a $2.3 million reduction in accounts payable. The Company’s working capital needs are typically higher in the second and third quarters as a result of increased inventory purchases for the spring and fall selling seasons.

Capital expenditures were $1.1 million, $.6 million and $1.3 million in 2002, 2001 and 2000, respectively. Expenditures for 2002 were primarily for the build out of 9 new stores and fixtures for 2 new licensed shoe departments. Expenditures for 2001 were primarily for the build out of 6 new stores and 2 new Gordmans’ shoe departments and the remodeling of 7 stores. Expenditures for 2000 were primarily for the build out of 7 new stores and 3 new Gordmans’ shoe departments and the remodeling of 12 stores. The Company currently expects capital expenditures to be between $400,000 and $600,000 in 2003, net of construction allowances from landlords. The actual amount will depend in part upon the number of stores opened in 2003 and the construction allowances received from landlords. The Company expects to open between 3 and 5 stores in 2003. The number of stores ultimately opened is, in part, dependent upon the availability of desirable locations and management’s ability to negotiate acceptable lease terms.

Financing activities provided (used) cash of $3.9 million, ($9.4) million and $6.0 million in 2002, 2001 and 2000, respectively. The cash provided by financing activities in 2002 and 2000 relates to the net increase in borrowings under the Company’s revolving line of credit. The cash used by financing activities in 2001 relates to the pay down on the Company’s revolving line of credit, primarily driven by the $6.8 million reduction in inventory as of December 29, 2001 compared with December 30, 2000.

The Company has an existing credit agreement for a revolving line of credit up to $15.0 million, including a $5.0 million sublimit for the issuance of letters of credit, with a maturity date of August 1, 2004. Borrowings are based upon eligible inventory and are secured by the Company’s accounts receivable, general intangibles, inventory and other rights to payment. The agreement prohibits the declaration and payment of cash or stock dividends. The credit agreement contains various restrictive and financial covenants including those tied to EBITDA as determined on a rolling four quarters basis and minimum net income requirements.

Interest on outstanding borrowings is at the bank’s floating prime rate or LIBOR plus from 1.3% to 3.0%, depending on the Company’s achievement of certain financial ratios. The weighted average interest rate on outstanding borrowings at December 28, 2002 was 2.85%. As of December 28, 2002, outstanding borrowings on the revolving line of credit were $8.5 million and no additional amounts were available for advances under the line of credit.

As of December 28, 2002 the Company was out of compliance with a financial loan covenant. The lender provided the Company with a waiver on this default until April 30, 2003. On March 18, 2003 the Company received a commitment from another lender for a revolving line of credit of up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit, for a term of three years. The new facility is subject to loan documentation. The Company anticipates funding will occur in April 2003. Upon funding the Company will use the proceeds to payoff the amount outstanding under its current loan agreement.

The Company expects that anticipated cash flows from operations and available borrowings under the Company’s new committed credit facility will satisfy its cash requirements for at least the next 12 months. The Company’s capital requirements may vary significantly from anticipated needs, depending upon such factors as operating results and the number and timing of new store openings.

The following summarizes the Company's significant cash obligations by fiscal year as of December 28, 2002. ($ in thousands):

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Operating leases	$12,454	$11,046	$9,284	$7,904	$5,704	$12,453	$58,845
Long-term debt	—	8,492	—	—	—	—	8,492

Total contractual obligations	$12,454	$19,538	$9,284	$7,904	$5,704	$12,453	$67,337

Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Liabilities for discontinued operations will no longer include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS 144 in the current year ended December 28, 2002. Adoption of this statement did not have a significant impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The statement also requires certain financial statement disclosures to be included in the notes to the financial statements that include the period in which an exit or disposal activity is initiated and any subsequent period until the related activity is completed. The Company will adopt the provisions of SFAS No. 146 for any restructuring activities and store closures initiated after December 28, 2002. The Company does not expect adoption to have a significant impact on its financial position or results of operations.

Weather and Seasonality

Historically, net sales and net income have been weakest during the first quarter. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including timing of new store openings, the level of net sales contributed by new stores, merchandise mix, the timing and level of price markdowns, availability of inventory, store closures, advertising costs, competitive pressures and changes in the demand for off-price footwear.

Factors Affecting Financial Performance

In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating an investment in the shares of common stock of the Company. The statements contained in this Form 10-K which are not historical facts are forward-looking statements that are subject to risks and uncertainties and actual results could differ materially from those set forth in or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K.

Risks Associated with Expansion

The Company’s continued growth will depend to a significant degree on its ability to expand its operations through the opening of new stores and to operate these stores on a profitable basis. The success of the Company’s planned expansion will be significantly dependent upon the Company’s ability to locate suitable store sites and negotiate acceptable lease terms. In addition, several other factors could affect the Company’s ability to expand, including the adequacy of the Company’s capital resources, the ability to hire, train and integrate employees and the ability to adapt the Company’s operational systems. There can be no assurance that the Company will achieve its planned expansion or that any such expansion will be profitable. In addition, there can be no assurance that the Company’s expansion within its existing markets will not adversely affect the individual financial performance of the Company’s existing stores or its overall operating results, or that new stores will achieve net sales and profitability levels consistent with existing stores. To manage its planned expansion, the Company regularly evaluates the adequacy of its existing systems and procedures, including product distribution facilities, store management, financial controls and management information systems. However, there can be no assurance that the Company will anticipate all of the changing demands that expanded operations may impose on such systems. Failure to adapt its internal systems or procedures as required could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company actively monitors individual store performance and has closed underperforming stores in the past. The Company intends to continue to close underperforming stores in the future, and if it were to close a number of stores, it could incur significant closure costs and reductions in net sales. In certain instances, the Company may be unable to close an underperforming store on a timely basis because of lease terms. A significant increase in closure costs or the inability to close one or more underperforming stores on a timely basis could have a material adverse effect on the Company’s business, financial condition and results of operations.

Termination of License Agreement

In July 1999, the Company entered into a license agreement to operate the shoe departments in Gordmans Inc. department stores located in the Midwest. Pursuant to notification from Gordmans on December 28, 2001 the license agreement was scheduled to expire effective June 29, 2002. On June 14, 2002, the license agreement with Gordmans department stores was terminated (due to Gordmans default) and the Company discontinued operating all 40 of its licensed shoe departments in Gordmans department stores. On May 31, 2002 the Company filed a lawsuit against Gordmans seeking $858,000 for violating certain terms of the license agreement. Gordmans has filed a counterclaim against the Company asserting violations of certain terms of the license agreement. See “Item—3 Legal Proceedings”.

Net sales will be impacted as the Company no longer operates the 40 licensed shoe departments. Net sales generated from the licensed shoe departments were $5.0 million and $14.5 million for the years ended December 28, 2002 and December 29, 2001, respectively. In addition, these stores generated a store operating contribution before overhead, distribution costs, interest and taxes of approximately $.7 million and $2.9 million for the years ended December 28, 2002 and December 29, 2001, respectively. The Company does not allocate overhead, distribution costs, interest or taxes to stores. The majority of the overhead costs which consist of costs such as merchandising, accounting, information systems, rent and insurance are shared expenses of the Shoe Pavilion stores and the licensed shoe departments. During the coming year the Company will continue to focus on replacing the Gordmans business by seeking to improve comparable store sales results and opening new stores in carefully targeted markets. There can be no assurance that the Company will be able to increase comparable store sales or open new stores to an extent sufficient to offset the loss of net sales and operating contribution received under the Gordmans license agreement. Failure to successfully implement these plans could have a material adverse impact on the Company’s results of operations.

Uncertainty of Future Operating Results; Fluctuations in Comparable Store Sales

Although the Company has been profitable, there can be no assurance that the Company will continue to remain profitable. Future operating results will depend upon many factors, including general economic conditions, the level of competition and the ability of the Company to acquire sufficient inventory, achieve its expansion plans and effectively monitor and control costs. There can be no assurance that the Company’s recent gross margin levels will be sustainable in the future.

Although the Company achieved a substantial portion of its 1999 net sales growth through the licensing agreement with Gordmans, historically its growth in net sales has resulted primarily from new store openings. At the present time, the Company expects that the primary source of future sales growth will be from new store openings.

Historically, the Company’s comparable store sales have fluctuated widely. Although the Company is endeavoring to achieve consistent growth in comparable store sales, there can be no assurance that the Company will not continue to experience volatility in comparable store sales. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company’s comparable store sales decreased 1.0% in 2002, 5.9% in 2001 and increased 9.4% in 2000.

Inventory and Sourcing Risk

The Company’s future success will be significantly dependent on its ability to obtain merchandise that consumers want to buy, particularly name brand merchandise with long-term retail appeal, and to acquire such merchandise under favorable terms and conditions. In 2002, the Company’s top ten suppliers accounted for approximately 28% of its inventory purchases. The deterioration of the Company’s relationship with any key vendor or vendors could result in delivery delays, merchandise shortages or less favorable terms than the Company currently enjoys. The Company deals with its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. As the Company’s operations expand, its demand for off-price inventory will continue to increase. The Company’s footwear purchases typically involve manufacturing over-runs, over-orders, mid- or late-season deliveries or last season’s stock. The inability of the Company to obtain a sufficient supply of readily salable, high margin inventory, to negotiate favorable discount and payment agreements with its suppliers or to sell large inventory purchases without markdowns could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Item 1—Business—Sourcing and Purchasing.”

Warehousing and Distribution Services

As of December 29, 2001 the Company’s corporate offices and distribution facility were located in a 92,000 square foot facility in Richmond, California, which the Company occupied under a lease that expired in February 2002. The Company decided not to renew the lease and instead engaged a third party that began providing the warehousing and distribution services for the Company in February 2002. The Company did not encounter any major transition difficulties, however, there can be no assurances that future operational difficulties will not occur that could affect the flow of inventory to its stores.

Reliance on Key Personnel

The Company’s future success will be dependent, to a significant extent, on the efforts and abilities of its executive officers. The loss of the services of any one of the Company’s executive officers could have a material adverse effect on the Company’s operating results. In addition, the Company’s continued growth will depend, in part, on its ability to attract, motivate and retain skilled managerial and merchandising personnel. There can be no assurance that the Company will be able to retain a substantial percentage of its existing personnel or attract additional qualified personnel in the future.

Seasonality and Quarterly Fluctuations

The Company has experienced, and expects to continue to experience, seasonal fluctuations in its net sales and net income. Historically, net sales and net income have been weakest during the first quarter. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including timing of new store openings, the level of net sales contributed by new stores, merchandise mix, the timing and level of price markdowns, availability of inventory, store closures, advertising costs, competitive pressures and changes in the demand for off-price footwear.

Dependence on Consumer Spending and Preferences

The success of the Company’s operations depends upon a number of general economic factors relating to consumer spending, including employment levels, business conditions, interest rates, inflation and taxation. There can be no assurance that consumer spending will not decline in response to economic conditions, thereby adversely affecting the Company’s operating results.

All of the Company’s products are subject to changing consumer preferences. Consumer preferences could shift to types of footwear other than those that the Company currently offers. Any such shift could have a material adverse effect on the Company’s operating results. The Company’s future success will depend, in part, on its ability to anticipate and respond to changes in consumer preferences, and there can be no assurance that the Company will be able to effectively anticipate or respond to such changes on a timely basis or at all. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower net sales, excess inventory and lower gross margins, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

International Purchasing

The Company purchases in-season name brand and branded-design merchandise directly from factories in Italy, Brazil and China. The Company has no long-term contracts with direct manufacturing sources and competes with other companies for production facilities. All of the manufacturers with which the Company conducts business are located outside of the United States, and the Company is subject to the risks generally associated with an import business, including foreign currency fluctuations, unexpected changes in foreign regulatory requirements, disruptions or delays in shipments and the risks associated with United States import laws and regulations, including quotas, duties, taxes, tariffs and other restrictions. There can be no assurance that the foregoing factors will not disrupt the Company’s supply of directly-sourced goods or otherwise adversely impact the Company’s business, financial condition and results of operations in the future. See “Item  1—Business—Sourcing and Purchasing.”

Inventory Shrinkage

The retail industry is subject to theft by customers and employees. Because the Company uses a self-service format, where shoppers have access to both shoes of a pair, the Company must maintain substantial store security. Although the Company has implemented enhanced security procedures, there can be no assurance that the Company will not suffer from significant inventory shrinkage in the future, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Competition

The retail footwear market is highly competitive, and the Company expects the level of competition to increase. The Company competes with off-price and discount retailers (e.g., Nordstrom Rack, Payless ShoeSource, Ross, Dress for Less and Famous Footwear), branded retail outlets (e.g., Nine West), national retail stores (e.g., DSW Shoe Warehouse, Nordstrom, Marshalls, Macy’s, Sears, J.C. Penney, Loehmann’s, Robinsons-May and Mervyn’s), traditional shoe stores and mass merchants. Many of these competitors have stores in the markets in which the Company now operates and in which it plans to expand. Many of the Company’s competitors have significantly greater financial, marketing and other resources than the Company. In addition, there can be no assurance that in the future new participants will not enter the off-price segment of the footwear market. Competitive pressures resulting from competitors’ pricing policies could materially adversely affect the Company’s gross margins. There can be no assurance that the Company will not face greater competition from other national, regional or local retailers or that the Company will be able to compete successfully with existing and new competitors. The inability of the Company to respond to such competition could have a material adverse effect on the Company’s business, financial condition and results of operations.

Future Capital Needs

The Company expects that anticipated cash flows from operations and available borrowings under the new committed loan facility will satisfy its cash requirements for at least the next 12 months. To the extent that the foregoing cash resources are insufficient to fund the Company’s activities, including new store openings planned for 2003, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. Failure to obtain such financing could delay or prevent the Company’s planned expansion, which could adversely affect the Company’s business, financial condition and results of operations.

Substantial Control by Single Stockholder

Dmitry Beinus, the Company’s Chairman of the Board, President and Chief Executive Officer owns approximately 66.2% of the Company’s outstanding Common Stock. As a result, Mr. Beinus is able to decide all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of preventing a change in control of the Company.

Possible Volatility of Stock Price

The Company’s common stock is quoted on the Nasdaq SmallCap Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, either of which could adversely affect the market price of the common stock without regard to the operating performance of the Company. In addition, the trading price of the Company’s common stock could be subject to wide fluctuations in response to quarterly variations in operating results, fluctuations in the Company’s comparable store sales, announcements by other footwear retailers, the failure of the Company’s earnings to meet the expectations of investors, as well as other events or factors.

Item 7A— Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk.    The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore is affected by changes in market rates. A 1% fluctuation in the interest rate on the Company’s credit facility in 2002 and 2001 would have resulted in a change in interest expense of approximately $48,000 and $105,000, respectively. The Company does not use derivative financial instruments in its investment portfolio and believes that the market risk is insignificant.

Commodity Prices.    The Company is not exposed to fluctuation in market prices for any commodities.

Foreign Currency Risks.    The Company did not have any foreign exchange contracts outstanding at December 28, 2002. As of December 29, 2001, the Company had a foreign exchange contract outstanding to hedge certain purchases in Eurodollars. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash outflow resulting from inventory purchases will be affected by changes in exchange rates.

As of December 29, 2001 the notional amount and fair value of the Company’s foreign exchange contract in U.S. dollars were $500,000 and $12,535, respectively.

The Company makes minimal purchases outside of the United States that involve foreign currencies and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not typically hedge against foreign currency risks and believes that foreign currency exchange risk is insignificant.

Item 8— Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Shoe Pavilion, Inc.

Independent Auditors’ Report	23

Consolidated Balance Sheets at December 28, 2002 and December 29, 2001	24

Consolidated Statements of Income for Years Ended December 28, 2002, December 29, 2001 and December 30, 2000	25

Consolidated Statements of Changes in Stockholders’ Equity for Years Ended December 28, 2002, December 29, 2001 and December 30, 2000	26

Consolidated Statements of Cash Flows for Years Ended December 28, 2002, December 29, 2001 and December 30, 2000	27

Notes to Consolidated to Financial Statements for Years Ended December 28, 2002, December 29, 2001 and December 30, 2000	28

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Shoe Pavilion, Inc.

We have audited the accompanying consolidated balance sheets of Shoe Pavilion, Inc. and subsidiary (the “Company”) as of December 28, 2002 and December 29, 2001 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 14, 2003 (March 18, 2003 as to Note 3)

SHOE PAVILION, INC.

CONSOLIDATED BALANCE SHEETS

	December 28, 2002	December 29, 2001
ASSETS
CURRENT ASSETS:
Cash	$779,308	$802,671
Receivables	849,351	451,880
Income tax receivables	522,639	157,509
Inventories	33,659,903	31,398,178
Deferred taxes and prepaid expenses	899,780	1,063,741

Total current assets	36,710,981	33,873,979

FIXED ASSETS:
Store fixtures and equipment	4,004,250	4,373,962
Leasehold improvements	4,145,045	3,628,986
Information technology systems	2,315,114	2,256,274

Total	10,464,409	10,259,222
Less accumulated depreciation	6,788,396	5,899,556

Net fixed assets	3,676,013	4,359,666
Deferred income taxes and other	1,006,163	927,912

TOTAL	$41,393,157	$39,161,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,220,126	$8,515,004
Accrued expenses	2,857,593	2,473,666
Current portion of capitalized lease obligations	—	46,759

Total current liabilities	9,077,719	11,035,429
Long-term debt	8,491,621	4,600,000
Deferred rent	1,999,027	1,847,893
Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock—$.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value: 15,000,000 shares authorized; 6,800,000 shares issued and outstanding	6,800	6,800
Additional paid-in capital	13,967,258	13,967,258
Retained earnings	7,850,732	7,704,177

Total stockholders’ equity	21,824,790	21,678,235

TOTAL	$41,393,157	$39,161,557

See notes to consolidated financial statements.

SHOE PAVILION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	December 28, 2002	December 29, 2001	December 30, 2000
Net sales	$83,781,694	$88,135,199	$91,058,092
Cost of sales and related occupancy expenses	57,293,685	60,685,541	61,662,190

Gross profit	26,488,009	27,449,658	29,395,902
Selling expenses	18,365,651	17,606,694	19,134,430
General and administrative expenses	7,791,976	6,860,705	7,013,724

Income from operations	330,382	2,982,259	3,247,748
Other income (expense):
Interest	(155,098)	(682,578)	(1,121,904)
Other-net	26,366	56,906	(173,257)

Total other expense—net	(128,732)	(625,672)	(1,295,161)

Income before income taxes	201,650	2,356,587	1,952,587
Provision for income taxes	(55,095)	(895,420)	(778,504)

Net income	$146,555	$1,461,167	$1,174,083

Net income per share:
Basic	$0.02	$0.21	$0.17
Diluted	$0.02	$0.21	$0.17

Weighted average shares outstanding:
Basic	6,800,000	6,800,000	6,800,000
Diluted	6,806,476	6,800,804	6,810,258

See notes to consolidated financial statements.

SHOE PAVILION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Number of Shares	Amount
Balance at January 1, 2000	6,800,000	$6,800	$13,967,258	$5,068,927	$19,042,985
Net income				1,174,083	1,174,083

Balance at December 30, 2000	6,800,000	6,800	13,967,258	6,243,010	20,217,068
Net income				1,461,167	1,461,167

Balance at December 29, 2001	6,800,000	6,800	13,967,258	7,704,177	21,678,235
Net income				146,555	146,555

Balance at December 28, 2002	6,800,000	$6,800	$13,967,258	$7,850,732	$21,824,790

See notes to consolidated financial statements.

SHOE PAVILION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 28, 2002	December 29, 2001	December 30, 2000
OPERATING ACTIVITIES:
Net income	$146,555	$1,461,167	$1,174,083
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation	1,455,266	1,562,497	1,432,809
Other	(10,485)	526	116,863
Deferred income taxes	76,921	(55,779)	(466,840)
Effect of changes in:
Inventories	(2,261,725)	6,789,200	(5,202,595)
Receivables	(762,601)	131,071	(162,390)
Prepaid expenses and other	8,789	(46,453)	158,461
Accounts payable	(2,294,878)	(235,080)	(2,389,222)
Accrued expenses and deferred rent	535,061	410,245	555,806

Net cash provided (used) by operating activities	(3,107,097)	10,017,394	(4,783,025)

INVESTING ACTIVITIES:
Purchase of fixed assets	(1,109,991)	(638,966)	(1,293,422)
Proceeds from sales of fixed assets	304,976	—	—

Net cash used in investing activities	(805,015)	(638,966)	(1,293,422)

FINANCING ACTIVITIES:
Borrowings (payments) on credit facility, net	3,891,621	(9,375,231)	5,975,231
Principal payments on capital leases	(2,872)	(14,754)	(13,232)

Net cash provided (used) by financing activities	3,888,749	(9,389,985)	5,961,999

Net decrease in cash	(23,363)	(11,557)	(114,448)
Cash, beginning of period	802,671	814,228	928,676

Cash, end of period	$779,308	$802,671	$814,228

CASH PAID FOR:
Interest	$151,732	$777,725	$1,066,700
Income taxes	$343,304	$939,650	$1,502,792

NON CASH INVESTING ACTIVITY:
Disposal of asset under capital lease	$43,887	$—	$—

See notes to consolidated financial statements.

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND OPERATIONS

General—Shoe Pavilion, Inc. (the “Company”), a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington and Oregon, under the name Shoe Pavilion. The Company had 88 stores, including its internet store, and 83 stores open as of December 28, 2002 and December 29, 2001, respectively.

In July 1999, the Company entered into a license agreement to operate the shoe department of Gordmans, Inc. (formerly Richman Gordman ½ Price Stores, Inc.) department stores located in the Midwest. Pursuant to notification from Gordmans on December 28, 2001 the license agreement was scheduled to expire effective June 29, 2002. On June 14, 2002, the license agreement with Gordmans department stores was terminated (due to Gordmans default) and the Company discontinued operating the 40 licensed shoe departments in Gordmans department stores. The Company operated 38 shoe departments of Gordmans, Inc. at December 29, 2001. Net sales for the licensed shoe departments in 2002, 2001 and 2000 were $5.0 million, $14.5 million and $14.8 million, respectively.

The Company purchases inventory from international and domestic vendors. For 2002, the Company’s top ten suppliers accounted for approximately 28% of inventory purchases.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy—The consolidated financial statements include the Company and its wholly-owned subsidiary, Shoe Pavilion Corporation. All significant intercompany balances and transactions have been eliminated.

Year End—The Company’s year end is based upon a 52/53 week year ending on the Saturday nearest to December 31. All references herein to 2002, 2001 and 2000 refer to the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively, which are all 52 week years.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash represents cash on hand and cash held in banks.

Estimated Fair Value of Financial Instruments—The carrying value of cash, accounts receivable, accounts payable and debt approximates their estimated fair values at December 28, 2002. As of December 29, 2001, the notional amount and fair value of the Company’s foreign exchange contract in U.S. dollars were $500,000 and $12,535, respectively. The Company had no foreign exchange contracts outstanding at December 28, 2002.

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

Income Taxes—Income taxes are accounted under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income taxes result primarily from deferred rent, fixed asset basis differences, UNICAP adjustments and inventory reserves.

Deferred Rent—Certain of the Company’s store leases provide for free or reduced rent during an initial portion of the lease term. Deferred rent consists of the aggregate obligation for lease payments under these leases amortized on a straight-line basis over the lease term, in excess of amounts paid. In addition, deferred rent includes construction allowances received from landlords, which are amortized on a straight-line basis over the initial lease term.

Preopening Costs—Store preopening costs are charged to expense as incurred.

Long-lived Assets—The Company periodically reviews its long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating expected future cash flows. No impairment loss provisions have been required to date.

Net Income Per Share—Basic income per share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net income by the weighted average number of common shares outstanding for the period plus the dilutive effect of outstanding stock options.

Comprehensive Income is equal to net income for all periods presented.

Stock-Based Compensation—The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for stock option arrangements.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No.123, as amended by SFAS No. 148, Accounting for Stock Based Compensation, as described in Note 6.

	Year Ended	Year Ended	Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Net Income, as reported.	$146,555	$1,461,167	$1,174,083
Deduct stock-based compensation determined under fair value method, net of related tax benefits.	(30,719)	(78,992)	(22,030)

Pro forma net income	$115,836	$1,382,175	$1,152,053

Net Income per share:
As reported:
Basic and diluted.	$0.02	$0.21	$0.17
Pro forma:
Basic and diluted.	$0.02	$0.20	$0.17

Recently Issued Accounting Standards—In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15,

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Liabilities for discontinued operations will no longer include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS 144 in the current year ended December 28, 2002. Adoption of this statement did not have a significant impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The statement also requires certain financial statement disclosures to be included in the notes to the financial statements that include the period in which an exit or disposal activity is initiated and any subsequent period until the related activity is completed. The Company will adopt the provisions of SFAS No. 146 for any restructuring activities and store closures initiated after December 28, 2002. The Company does not expect adoption to have a significant impact on its financial position or results of operations.

3.    FINANCING AGREEMENTS

The Company has an existing credit agreement for a revolving line of credit up to $15.0 million, including a $5.0 million sublimit for the issuance of letters of credit, with a maturity date of August 1, 2004. Borrowings are based upon eligible inventory and are secured by the Company’s accounts receivable, general intangibles, inventory and other rights to payment. The agreement prohibits the declaration and payment of cash or stock dividends. The credit agreement contains various restrictive and financial covenants including those tied to EBITDA as determined on a rolling four quarters basis and minimum net income requirements.

Interest on outstanding borrowings is at the bank’s floating prime rate or LIBOR plus from 1.3% to 3.0%, depending on the Company’s achievement of certain financial ratios. The weighted average interest rate on outstanding borrowings at December 28, 2002 was 2.85%. As of December 28, 2002, outstanding borrowings on the revolving line of credit were $8.5 million and no additional amounts were available for advances under the line of credit.

As of December 28, 2002 the Company was out of compliance with a financial loan covenant. The lender provided the Company with a waiver on this default until April 30, 2003. On March 18, 2003 the Company received a commitment from another lender for a revolving line of credit of up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit, for a term of three years. The new facility is subject to loan documentation. The Company anticipates funding will occur in April 2003. Upon funding the Company will use the proceeds to payoff the amount outstanding under its current loan agreement.

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    COMMITMENTS AND CONTINGENCIES

Leases—The Company is obligated under operating leases for store locations and equipment. While most of the agreements provide for minimum lease payments and include rent escalation clauses, certain of the store leases provide for additional rentals contingent upon prescribed sales volumes. Additionally, the Company is required to pay common area maintenance and other costs associated with the centers in which the stores operate. Most of the leases provide for renewal at the option of the Company.

The Company had no assets under capital leases as of December 28, 2002 and had $46,157 in assets under capital leases net of accumulated amortization, as of December 29, 2001.

Future minimum lease payments required are as follows:

Operating Leases
Year ending:
2003	$12,453,975
2004	11,045,838
2005	9,283,720
2006	7,903,997
2007	5,704,253
Thereafter	12,453,027

Total future minimum lease payments	$58,844,810

Rental expense for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 was $11,751,558, $11,723,231 and $11,395,249, respectively, including contingent rentals of $664,484, $1,590,724 and $1,584,793, respectively.

Letters of Credit—The Company obtains letters of credit in connection with overseas purchase arrangements. The total amounts outstanding were $338,180 and $383,936 as of December 28, 2002 and December 29, 2001, respectively. Total amounts outstanding on standby letters of credit relating to rental agreements were $181,333 and $14,667 as of December 28, 2002 and December 29, 2001, respectively.

Contingencies—On May 31, 2002 the Company filed a lawsuit against Gordmans department stores in Douglas County, Nebraska. In the suit the Company claims that Gordmans violated the terms of the license agreement the parties entered into in July 1999 by improperly withholding approximately $474,000 due the Company from shoe department sales and by making unauthorized markdowns and discounts of approximately $384,000. The Company is seeking $858,000, which includes the $474,000 withheld by Gordmans.

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

The Company is also party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial condition.

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    INCOME TAXES

The provision for income taxes consisted of the following:

	December 28, 2002	December 29, 2001	December 30, 2000
Current:
Federal	$79,380	$791,576	$1,003,195
State	(101,206)	159,623	242,149

Total current.	(21,826)	951,199	1,245,344
Deferred.	76,921	(55,779)	(466,840)

Total provision	$55,095	$895,420	$778,504

A reconciliation of the statutory federal income tax rate with the Company's effective tax rate is as follows:

	December 28, 2002	December 29, 2001	December 30, 2000
Statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.3	5.8	5.7
State tax credits	(13.8)	(1.9)	0.0
Other	1.8	0.1	0.2

Effective tax rate	27.3%	38.0%	39.9%

During 2002, the Company completed a tax credit study of available California tax credits from 1998 through 2002, which resulted in a state income tax benefit and is reflected in the rate reconciliation as a rate credit of 13.8%.

The components of deferred tax assets (liabilities) are as follows:

	December 28, 2002	December 29, 2001
Current
Uniform capitalization of inventory costs	$376,085	$649,635
Accrued vacation	105,684	111,865
Inventory reserves	304,977	227,415
Prepaid expenses	(10,502)	(19,379)
State taxes	(119,021)	(163,922)
Other	46,633	27,731

Current, net	703,856	833,345

Non-Current:
Difference in basis of fixed assets	420,782	207,217
Deferred rent and tenant improvements	469,126	630,123

Total non-current	889,908	837,340

Net deferred tax asset	$1,593,764	$1,670,685

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    STOCKHOLDERS’ EQUITY

Stock Options—In January 1998, the Company adopted the 1998 Equity Incentive Plan (the “1998 Plan”) authorizing the issuance of 1,000,000 shares of common stock to key employees and consultants of the Company. The 1998 Plan provides for awards of incentive stock options and nonqualified stock option grants to purchase common stock at prices equal to fair market value at the date of grant. Such options vest 25% each year, beginning on each anniversary date from the date of grant and expire ten years from that date. At December 28, 2002, 787,000 options were available for grants and 165,917 options were exercisable.

Directors’ Stock Options—In January 1998, the Company adopted the Directors’ Stock Option Plan (the “Directors’ Plan”) authorizing the issuance of 100,000 shares of common stock to non-employee directors of the Company. The Directors’ Plan provides for awards of nonqualified stock options to purchase common stock at prices equal to fair market value at the date of grant. Such options vest 100% one year from grant date and expire six years from that date. At December 28, 2002, 55,000 options were available for grant and 37,500 options were exercisable.

The following tables summarize information about outstanding stock options under both plans:

	Number of shares	Weighted Average Exercise price
Balance at January 1, 2000	311,250	$6.27
Options granted	170,500	1.91
Options canceled	(186,000)	4.64

Balance at December 30, 2000	295,750	4.78
Options granted	37,500	1.10
Options canceled	(43,750)	5.73

Balance at December 29, 2001	289,500	4.16
Options granted	57,500	1.22
Options canceled	(89,000)	1.65

Balance at December 28, 2002	258,000	$4.37

Weighted average fair value of options granted during 2002, 2001 and 2000 were $0.86, $0.99 and $1.61, respectively.

Range of Exercise Prices	Number Outstanding at December 28, 2002	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exerciseable at December 28, 2002	Weighted Average Exercise Price
$1.21–$1.81	40,000	5.49	$1.62	25,000	$1.51
$1.94–$1.94	91,500	7.50	1.94	57,667	1.94
$5.00–$10.25	126,500	4.65	7.00	120,750	6.98

$1.21–$10.25	258,000	5.79	$4.37	203,417	$4.88

SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and net income per share as though the Company had adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions and forfeitures being recognized as they occur.

	Year Ended December 28, 2002	Year Ended December 29, 2001	Year Ended December 30, 2000
Expected life in years following vesting	8.04 years	7.3 years	9.2 years
Stock price volatility	67.19%	124.08%	94.70%
Risk free interest rate	4.5%	4.8%	6.0%
Dividends during term	None	None	None

7.    EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) Savings Plan (the “Plan”). Employees become eligible to participate in the Plan after completing one year of service and attainment of the age 21. Generally, employees may contribute up to 15% of their compensation or a maximum of $11,000 in accordance with IRC Sections 402(g), 401(k) and 415. The Company may at its sole discretion, contribute and allocate to each eligible participant’s account a percentage of the participant’s elective deferral contributions. The Company expensed $5,000, $18,794 and $27,130 related to the Company’s matching contributions for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. The Company’s contributions vest over a five-year period.

8.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Sales	Gross Profit	Net Income (loss)	Net Income (loss) Per Share
				Basic	Diluted
	(In thousands, except per share data)
2002 Quarters
4th Quarter	$20,675	$5,923	$(354)	$(0.05)	$(0.05)
3rd Quarter	18,952	6,051	(104)	(0.02)	(0.02)
2nd Quarter	22,740	7,906	528	0.08	0.08
1st Quarter	21,415	6,608	77	0.01	0.01

2001 Quarters
4th Quarter	$23,864	$7,532	$315	$0.05	$0.05
3rd Quarter	21,304	6,418	229	0.03	0.03
2nd Quarter	23,604	7,844	946	0.14	0.14
1st Quarter	19,363	5,655	(29)	0.00	0.00

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 above.

Item 11—Executive Compensation

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

                 Matters

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders under the caption “Ownership of Management and Principal Stockholders.”

Item 13—Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

PART IV

Item 14—Controls and Procedures

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiary) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements of the Company are included in Part II, Item 8:

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(2) Consolidated Supplementary Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

See attached Exhibit Index.

(b) Reports on Form 8-K

(1) No reports on Form 8-K were filed during the quarter ended December 28, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2003

SHOE PAVILION, INC.

By:	/s/ DMITRY BEINUS
Dmitry Beinus
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ DMITRY BEINUS Dmitry Beinus	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 20, 2003

/s/ JOHN D. HELLMANN John D. Hellmann	Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2003

/s/ DENISE ELLWOOD Denise Ellwood	Director	March 20, 2003

/s/ DAVID H. FOLKMAN David H. Folkman	Director	March 20, 2003

/s/ PETER G. HANELT Peter G. Hanelt	Director	March 20, 2003

CERTIFICATION

I, Dmitry Beinus, certify that:

1.	I have reviewed this annual report on Form 10-K of Shoe Pavilion, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20 , 2003

By:	/s/ DMIRTY BEINUS
Dmitry Beinus
Chairman and Chief Executive Officer

CERTIFICATION

I, John D. Hellmann, certify that:

1.	I have reviewed this annual report on Form 10-K of Shoe Pavilion, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By:	/s/ JOHN D. HELLMANN
John D. Hellmann
Vice President, Chief Financial Officer

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

10.2

First Amendment to Lease Agreement between Lincoln-Whitehall Pacific, LLC and Shoe Pavilion Corporation dated September 17, 1998. (Incorporated by reference from Exhibit 10.2 to the Company’s 10-K filed March 23, 1999)

10.3

Second Amendment to Lease Agreement between Lincoln-Whitehall Pacific, LLC and Shoe Pavilion Corporation dated January 11, 1999. (Incorporated by reference from Exhibit 10.3 to the Company’s 10-K filed March 23, 1999)

10.4	1998 Equity Incentive Plan with forms of non-qualified and incentive stock option agreements (Incorporated by reference from Exhibit 10.2 to Registration Statement No. 333-41877).

10.5	Directors’ Stock Option Plan with form of stock option agreement (Incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-41877).

10.6

Credit Agreement dated December 1, 1998 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association. (Incorporated by reference from Exhibit 10.6 to the Company’s 10-K filed March 23, 1999)

10.7

Revolving Line of Credit Note dated December 1, 1998 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association. (Incorporated by reference from Exhibit 10.7 to the Company’s 10-K filed March 23, 1999)

10.8

Continuing Guaranty dated December 1, 1998 between Shoe Pavilion, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference from Exhibit 10.8 to the Company’s 10-K filed March 23, 1999)

10.9	Tax Allocation Agreement dated February 18, 1998 between Shoe Inn, Inc. and Dmitry Beinus (Incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-41877).

10.10	Agreement of Purchase and Sale dated as of April 14, 1997 among Standard Shoe Company and Shoe Inn, Inc. (Incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-41877).

10.11	Form of Indemnification Agreement between the Registrant and certain of its officers and directors (Incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-41877).

10.12	License Agreement dated July 7, 1999 between Richman Gordman 1/2 Price Stores, Inc. and Shoe Pavilion, Inc. (Incorporated by reference from Exhibit 10.1 to the Company’s 10-Q filed August 5, 1999)

Exhibit Number	Exhibit

10.13

First Amendment to License Agreement between Richman Gordman  1/2 Price Stores, Inc. and Shoe Pavilion, Inc. dated December 20, 1999. (Incorporated by reference from Exhibit 10.13 to the Company’s 10-K filed March 27, 2000)

10.14

First Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated October 30, 1999. (Incorporated by reference from Exhibit 10.14 to the Company’s 10-K filed March 27, 2000)

10.15

Second Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated February 8, 2000. (Incorporated by reference from Exhibit 10.15 to the Company’s 10-K filed March 27, 2000)

10.16

Third Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated March 9, 2000. (Incorporated by reference from Exhibit 10.16 to the Company’s 10-K filed March 27, 2000)

10.17

Credit Agreement dated February 27, 2001 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association. (Incorporated by reference from exhibit 10.17 to the Company’s 10-K filed March 30, 2001)

10.18

First Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated June 1, 2001. (Incorporated by reference from exhibit 10.18 to the Company’s 10-Q filed November 13, 2001)

10.19

Second Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association. dated September 1, 2001 (Incorporated by reference from exhibit 10.19 to the Company’s 10-Q filed November 13, 2001)

10.20

Revolving Line of Credit Note dated February 27, 2001 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association (Incorporated by reference from exhibit 10.20 to the Company’s 10-K filed March 28, 2002)

10.21

Revolving Line of Credit Note dated June 1, 2001 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association (Incorporated by reference from exhibit 10.21 to the Company’s 10-K filed March 28, 2002)

10.22

Third Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated March 1, 2002. (Incorporated by reference from exhibit 10.22 to the Company’s 10-K filed March 28, 2002)

10.23

Revolving Line of Credit Note dated June 25, 2002 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association (Incorporated by reference from exhibit 10.23 to the Company’s 10-Q filed August 12, 2002)

10.24

Fourth Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated June 25,2002. (Incorporated by reference from exhibit 10.24 to the Company’s 10-Q filed August 12, 2002)

10.25

Revolving Line of Credit Note dated September 1, 2002 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association (Incorporated by reference from exhibit 10.25 to the Company’s 10-Q filed November 12, 2002)

10.26

Fifth Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated September 1,2002 (Incorporated by reference from exhibit 10.26 to the Company’s 10-Q filed November 12, 2002)

10.27	Revolving Line of Credit Note dated November 14, 2002 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association.

Exhibit Number	Exhibit

10.28	Sixth Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated November 14, 2002.

21	List of Subsidiaries.

23	Independent Auditors’ Consent.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.