Form 10-Q
period 2003-03-29
SHOE PAVILION INC
filed 2003-05-13
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

As of May 2, 2003 the Registrant had 6,800,000 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q contains certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements.  These forward-looking statements are subject to risks and uncertainties and the Company’s actual results could differ materially from management’s current expectations. These factors include, without limitation, the financial impact of discontinuing the operation of the licensed shoe departments at Gordmans department stores, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting the retail market conditions, including the events of September 11, 2001 and uncertainties related to the ongoing conflict in the Middle East, the Company’s ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management’s ability to negotiate acceptable lease terms and maintain supplier and business relationships and open new stores in a timely manner and the uncertainties related to the Company’s decision to contract with an outside third party for its warehouse and distribution functions. Other risk factors are detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update forward-looking statements.

SHOE PAVILION, INC.
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements.

          The following financial statements and related financial information are filed as part of this report:

Shoe Pavilion, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)

	March 29, 2003	December 28, 2002

ASSETS
Current assets
Cash	$1,503	$779
Accounts receivable	208	849
Income tax receivables	1,402	523
Inventories	34,210	33,660
Deferred income taxes and prepaid expenses	1,148	900

Total current assets	38,471	36,711
Property and equipment, net	3,779	3,676
Deferred income taxes and other	1,026	1,006

Total assets	$43,276	$41,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,154	$6,220
Accrued expenses	2,481	2,858

Total current liabilities	11,635	9,078
Long-term debt	9,300	8,491
Deferred rent	1,834	1,999

Total liabilities	22,769	19,568

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock- $.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock- $.001 par value; 15,000,000 shares authorized; 6,800,000 issued and outstanding	7	7
Additional paid-in capital	13,967	13,967
Retained earnings	6,533	7,851

Total stockholders’ equity	20,507	21,825

Total liabilities and stockholders’ equity	$43,276	$41,393

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share and number of stores)

	Quarter Ended

	March 29, 2003	March 30, 2002

Net sales	$18,583	$21,415
Cost of sales and related occupancy expenses	14,346	14,807

Gross profit	4,237	6,608
Selling, general and administrative expenses	6,374	6,454

Income (loss) from operations	(2,137)	154
Interest expense	(60)	(35)
Other income, net	—	6

Income (loss) before taxes	(2,197)	125
Income tax provision (benefit)	(879)	48

Net income (loss)	$(1,318)	$77

Earnings (loss) per share:
Basic	$(0.19)	$0.01
Diluted	$(0.19)	$0.01
Weighted average shares outstanding:
Basic	6,800	6,800
Diluted	6,800	6,804
Stores operated at end of period:
Retail stores	87	82
Licensed shoe departments	0	39

Total	87	121

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Quarter Ended

	March 29, 2003	March 30, 2002

Operating activities:
Net income (loss)	$(1,318)	$77
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	376	427
Gain on disposition of assets	—	(9)
Effect of changes in:
Inventories	(550)	11
Receivables	(238)	185
Prepaid expenses and other	(268)	(139)
Accounts payable	2,934	761
Accrued expenses and deferred rent	(542)	(209)

Net cash provided by operating activities	394	1,104

Investing activities:
Purchase of property and equipment	(479)	(155)
Proceeds from sale of asset	—	10

Net cash used in investing activities	(479)	(145)

Financing activities:
Borrowings (payments) on credit facility, net	809	(550)
Principal payments on capital leases	—	(3)

Net cash provided (used) by financing activities	809	(553)

Net increase in cash	724	406
Cash, beginning of period	779	803

Cash, end of period	$1,503	$1,209

Non cash investing activity:
Disposal of asset under capital lease financing	$—	$44

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Notes to Condensed Consolidated Financial Statements

1.     Basis of Presentation

General - The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. (the “Company”) without audit, and in the opinion of management, include all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods presented. The balance sheet as of December 28, 2002 presented herein has been derived from the audited financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 28, 2002.

The significant accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended December 28, 2002.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 28, 2002.

The results of operations for the quarter ended March 29, 2003 presented herein are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss) and net income (loss) are the same.

Stock- Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for stock option arrangements.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, Accounting for Stock Based Compensation.

	Quarter Ended March 29, 2003	Quarter Ended March 30, 2002

Net Income (loss), as reported	$(1,318,000)	$77,000
Deduct stock-based compensation determined under fair value method, net of related tax benefits	(4,474)	(11,430)

Pro forma net income (loss)	$(1,322,474)	$65,570

Net Income (loss) per share:
As reported:
Basic and diluted	$(0.19)	$0.01
Pro forma:
Basic and diluted	$(0.19)	$0.01

2.     Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The statement also requires certain financial statement disclosures to be included in the notes to the financial statements that include the period in which an exit or disposal activity is initiated and any subsequent period until the related activity is completed. The Company adopted the provisions of SFAS No. 146 for store closures initiated after December 28, 2002. Adoption did not have a significant impact on the Company’s financial position or results of operations.

3.     Financing Agreements

During the quarter ended March 29, 2003 the Company had a credit agreement for a revolving line of credit up to $15.0 million, including a $5.0 million sublimit for the issuance of letters of credit, with a maturity date of August 1, 2004. Borrowings were based upon eligible inventory and were secured by the Company’s accounts receivable, general intangibles, inventory and other rights to payment. The agreement prohibited the declaration and payment of cash or stock dividends. The credit agreement contained various restrictive and financial covenants including those tied to EBITDA as determined on a rolling four quarters basis and minimum net income requirements.

Interest on outstanding borrowings was at the bank’s floating prime rate or LIBOR plus from 1.3% to 3.0%, depending on the Company’s achievement of certain financial ratios. The weighted average interest rate on outstanding borrowings at March 29, 2003 was 2.68%. As of March 29, 2003, outstanding borrowings on the revolving line of credit were $9.3 million and no additional amounts were available for advances under the line of credit.

As of March 29, 2003 the Company was out of compliance with a financial loan covenant. The lender provided the Company with a waiver on this default until April 30, 2003.

On April 18, 2003 the Company entered into a new loan agreement with Wells Fargo Retail Finance, LLC. The loan agreement expires on April 18, 2006 and provides financing for up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Borrowings under the new facility are based upon a percentage of eligible inventory less certain reserves. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. The agreement prohibits the payment of cash dividends. The agreement contains various restrictive covenants including a limitation on the amount of capital expenditures and the number of stores the Company may open and close during any fiscal year.  Interest on borrowings will be at prime plus up to .25% or Libor plus 1.75% to 2.25% depending on the amount the Company has available for advances under the line of credit. The Company paid off the amount outstanding on its previous loan agreement from proceeds provided from its new loan facility.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General—Shoe Pavilion, Inc., a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington and Oregon, under the name Shoe Pavilion. The Company had 87 and 82 stores open as of March 29, 2003 and March 30, 2002, respectively. In July 1999, the Company entered into a licensing agreement to operate the shoe departments of Gordmans, Inc. department stores located in the Midwest. On June 14, 2002, the license agreement with Gordmans department stores was terminated and the Company discontinued operating the 40 licensed shoe departments in Gordmans department stores. There were no sales from the licensed shoe departments for the quarter ended March 29, 2003.

Results of Operations

Net sales. Net sales decreased 13.2% to $18.6 million for quarter ended March 29, 2003 from net sales of  $21.4 million for the same period last year. The decrease in net sales was primarily attributable to the discontinuation of the Gordmans licensed shoe departments in June 2002 and to the 8.8% decrease in comparable store net sales. The decline in net sales was partially offset by the net sales generated from nine new retail stores opened in 2003 and 2002 (net of six closed). Net sales from the Company’s retail stores and Gordmans licensed shoe departments were $18.6 million and $0.0 million, respectively, for the quarter ended March 29, 2003 compared to $18.7 million and $2.7 million, respectively, for the same period last year. Future net sales will be impacted as the Company no longer operates the licensed shoe departments.

Gross Profit. Cost of sales includes landed merchandise and occupancy costs and for the quarter ended March 30, 2002 the license fee paid to Gordmans for the licensed shoe departments.  Gross profit decreased 35.9% to $4.2 million for the quarter ended March 29, 2003 from $6.6 million for the same period in 2002. Gross profit as a percentage of net sales decreased to 22.8% for the quarter ended March 29, 2003 from 30.9% for the same period in 2002. The decrease in gross profit as a percentage of net sales was primarily due to higher markdowns taken during the quarter and the increase in occupancy costs as a percentage of net sales. The increase in occupancy costs as a percentage of net sales was primarily due to the decrease in comparable store net sales and higher occupancy costs as a percentage of net sales for the nine new stores opened.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 1.2% to $6.4 million for the quarter ended March 29, 2003 from $6.5 million for the same period last year. The Company realized cost reductions during the quarter ended March 29, 2003 related to the outsourcing of its warehousing and distribution operations.  In addition reductions in payroll and freight costs resulted from the discontinuation of the Gordmans licensed shoe departments. These reductions were partially offset by the increased payroll costs associated with the nine new retail stores opened.

Interest Expense. Interest expense increased to $60,000 for the quarter ended March 29, 2003 from $35,000 for the comparable period in 2002. The increase in interest expense for the quarter ended March 29, 2003 was attributable to higher average borrowings during the quarter on the Company’s revolving line of credit partially offset by a lower average interest rate on outstanding borrowings.

Income Taxes. The effective tax rate for the first quarter ended March 29, 2003 was 40.0% as compared to 38.4% for the same period last year.

Liquidity and Capital Resources

Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash provided by operating activities was $394,000 for the period ended March 29, 2003 compared to $1.1 million for the same period last year. Net cash provided by operating activities historically has been driven primarily by net income before depreciation and fluctuations in inventory and accounts payable. In the quarter ended March 29, 2003 the decrease in cash provided from operations was principally due to the net loss during the quarter offset by changes in working capital. Excluding changes in operating assets and liabilities, $942,000 was used in operations compared to $495,000 provided from operations for the same period last year.

Capital expenditures for the quarter ended March 29, 2003 were $479,000.  These expenditures are primarily related to the remodeling of three stores and leasehold improvements and fixture and equipment for two stores that opened in April 2003. The Company expects capital expenditures for 2003 to be less than the $1.0 million maximum allowed under its new loan agreement. The actual amount for capital expenditures will depend in part on the number of stores remodeled and new stores opened.

Financing activities provided (used) cash of $809,000 and ($553,000) for the quarters ended March 29, 2003 and

March 30, 2002, respectively. The cash provided by financing activities during the quarter ended March 29, 2003 relates to the net increase in borrowings under the Company’s revolving line of credit. The cash used by financing activities during the quarter ended March 30, 2002 primarily relates to the pay down on the Company’s revolving line of credit.

During the quarter ended March 29, 2003 the Company had a credit agreement for a revolving line of credit up to $15.0 million, including a $5.0 million sublimit for the issuance of letters of credit, with a maturity date of August 1, 2004. Borrowings were based upon eligible inventory and were secured by the Company’s accounts receivable, general intangibles, inventory and other rights to payment. The agreement prohibited the declaration and payment of cash or stock dividends. The credit agreement contained various restrictive and financial covenants including those tied to EBITDA as determined on a rolling four quarters basis and minimum net income requirements.

Interest on outstanding borrowings was at the bank’s floating prime rate or LIBOR plus from 1.3% to 3.0%, depending on the Company’s achievement of certain financial ratios. The weighted average interest rate on outstanding borrowings at March 29, 2003 was 2.68%. As of March 29, 2003, outstanding borrowings on the revolving line of credit were $9.3 million and no additional amounts were available for advances under the line of credit.

As of March 29, 2003 the Company was out of compliance with a financial loan covenant. The lender provided the Company with a waiver on this default until April 30, 2003.

On April 18, 2003 the Company entered into a new loan agreement with Wells Fargo Retail Finance, LLC. The loan agreement expires on April 18, 2006 and provides financing for up to $20.0 million including, a $5.0 million sublimit for the issuance of letters of credit. Borrowings under the new facility are based upon a percentage of eligible inventory less certain reserves. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. The agreement prohibits the payment of cash dividends. The agreement contains various restrictive covenants including a limitation on the amount of capital expenditures and the number of stores the Company may open and close during any fiscal year.  Interest on borrowings will be at prime plus up to .25% or Libor plus 1.75% to 2.25% depending on the amount the Company has available for advances under the line of credit. The Company paid off the amount outstanding on its previous loan agreement from proceeds provided from its new loan facility.

The Company expects that anticipated cash flows from operations and available borrowings under the Company’s new credit facility will satisfy its cash requirements for at least the next 12 months.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information reported in the Company’s Form 10-K for the year ended December 28, 2002.

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

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

On May 31, 2002 the Company filed a lawsuit against Gordmans department stores in Douglas County, Nebraska.  In the suit the Company claimed that Gordmans violated the terms of the license agreement the parties entered into in July 1999 by improperly withholding approximately $474,000 due the Company from shoe department sales and by making unauthorized markdowns and discounts of approximately $384,000.  The Company was seeking $858,000, which included the $474,000 withheld by Gordmans.

In a counterclaim against the Company, Gordmans asserted that it was entitled to $546,000 because the Company violated the license agreement by engaging in a liquidation sale, failed to maintain adequate inventory and did not perform required advertising.  The violations alleged in the counterclaim apparently formed the basis for Gordmans decision to withhold the $474,000 due the Company.

In April 2003 the Company and Gordmans settled the lawsuit and the case was dismissed. The resolution of this matter did not have a material impact on the Company’s financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders

                    None

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended March 29, 2003:

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of May 2003.

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

4.           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and we have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 7, 2003
By	/s/ DMITRY BEINUS

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

4.           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and we have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 7, 2003
By	/s/ JOHN D. HELLMANN

John D. Hellmann Vice President and Chief Financial Officer