Form 10-Q
period 2003-06-28
SHOE PAVILION INC
filed 2003-08-11
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 0-23669

SHOE PAVILION, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3289691
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1380 Fitzgerald Drive, Pinole, California 94564
(Address of principal executive offices) (Zip Code)

(510) 222-4405
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of August  1, 2003 the Registrant had 6,800,000 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q contains certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements.  These forward-looking statements are subject to risks and uncertainties and the Company’s actual results could differ materially from management’s current expectations. These factors include, without limitation, the financial impact of discontinuing the operation of the licensed shoe departments at Gordmans department stores, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting retail market conditions, the Company’s ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management’s ability to negotiate acceptable lease terms and maintain supplier and business relationships and open new stores in a timely manner and the uncertainties related to the Company’s decision to contract with an outside third party for its warehouse and distribution functions. Other risk factors are detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update forward-looking statements.

SHOE PAVILION, INC.
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements.

     The following financial statements and related financial information are filed as part of this report:

Shoe Pavilion, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 28, 2003	December 28, 2002

ASSETS
Current assets
Cash	$854	$779
Accounts receivable	31	849
Income tax receivables	1,553	523
Inventories	29,646	33,660
Deferred income taxes and prepaid expenses	1,007	900

Total current assets	33,091	36,711
Property and equipment, net	3,628	3,676
Deferred income taxes and other	1,168	1,006

Total assets	$37,887	$41,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,998	$6,220
Accrued expenses	2,828	2,858

Total current liabilities	8,826	9,078
Long-term debt	6,965	8,491
Deferred rent	1,820	1,999

Total liabilities	17,611	19,568

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock- $.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock- $.001 par value; 15,000,000 shares authorized; 6,800,000 issued and outstanding	7	7
Additional paid-in capital	13,967	13,967
Retained earnings	6,302	7,851

Total stockholders’ equity	20,276	21,825

Total liabilities and stockholders’ equity	$37,887	$41,393

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share amounts and number of stores)
	Thirteen weeks ended		Twenty-six weeks ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	$21,162	$22,740	$39,745	$44,155
Cost of sales and related occupancy expenses	15,030	14,834	29,376	29,641

Gross profit	6,132	7,906	10,369	14,514
Selling, general and administrative expenses	6,440	7,086	12,814	13,540

Income (loss) from operations	(308)	820	(2,445)	974
Interest expense	(76)	(27)	(136)	(62)
Other income	—	64	—	70

Income (loss) before taxes	(384)	857	(2,581)	982
Income tax provision (benefit)	(153)	329	(1,032)	377

Net income (loss)	$(231)	$528	$(1,549)	$605

Earnings (loss) per share:
Basic	$(0.03)	$0.08	$(0.23)	$0.09
Diluted	$(0.03)	$0.08	$(0.23)	$0.09
Weighted average shares outstanding:
Basic	6,800	6,800	6,800	6,800
Diluted	6,800	6,813	6,800	6,809
Stores operated at end of period			87	82

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)
	Twenty-six weeks ended

	June 28, 2003	June 29, 2002

Operating activities:
Net income (loss)	$(1,549)	$605
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	770	781
Asset impairment expense	42	—
Loss (gain) on disposition of assets	7	(51)
Effect of changes in:
Inventories	4,014	860
Receivables	(212)	(190)
Prepaid expenses and other	(269)	5
Accounts payable	(222)	(406)
Accrued expenses and deferred rent	(209)	496

Net cash provided by operating activities	2,372	2,100

Investing activities:
Purchase of property and equipment	(771)	(243)
Proceeds from sale of asset	—	305

Net cash provided (used) in investing activities	(771)	62

Financing activities:
Payments on credit facility, net	(1,526)	(2,140)
Principal payments on capital leases	—	(3)

Net cash (used) by financing activities	(1,526)	(2,143)

Net increase in cash	75	19
Cash, beginning of period	779	803

Cash, end of period	$854	$822

Non cash investing activity:
Disposal of asset under capital lease financing	$—	$44

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

The results of operations for the thirteen weeks and twenty-six weeks ended June 28, 2003 presented herein are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss) and net income (loss) are the same.

Impairment of Long-Lived Assets The Company reviews long lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management evaluates the carrying value of assets associated with stores which have been open longer than 14 months. Using its best estimates based upon reasonable assumptions and projections, the Company records an impairment loss to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected future cash flows. The impairment loss is recorded in selling, general and administrative expenses. Management’s estimates and assumptions used in the projections are subject to a high degree of judgement and if actual results differ, additional losses may be recorded.

During the second quarter of 2003 the Company identified four stores where the carrying values of their long-lived assets would not be recoverable through future cash flows. Accordingly an impairment loss of $42,000 was recorded during the thirteen weeks ended June 28, 2003 to write down such assets to their estimated fair value.

Stock- Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for stock option arrangements.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting  Standards (“SFAS”) No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation”.

	Thirteen weeks ended		Twenty-six weeks ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net income (loss), as reported	$(231,000)	$528,000	$(1,549,000)	$605,000
Deduct stock-based compensation determined under fair value method, net of related tax benefits	(1,222)	(10,338)	(5,696)	(21,769)

Pro forma net income (loss)	$(232,222)	$517,662	$(1,554,696)	$583,231

Net income (loss) per share:
As reported:
Basic and diluted	$(0.03)	$0.08	$(0.23)	$0.09
Pro forma:
Basic and diluted	$(0.03)	$0.08	$(0.23)	$0.09

2. Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board  issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The statement also requires certain financial statement disclosures to be included in the notes to the financial statements that include the period in which an exit or disposal activity is initiated and any subsequent period until the related activity is completed. The Company adopted the provisions of SFAS No. 146 for store closures initiated after December 28, 2002. Adoption did not have a significant impact on the Company’s financial position or results of operations.

3. Financing Agreements

In April 2003 the Company entered into a new loan agreement with Wells Fargo Retail Finance, LLC. The loan agreement expires on April 18, 2006 and provides financing for up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Borrowings under the new facility are based upon a percentage of eligible inventory less certain reserves. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. The agreement prohibits the payment of cash dividends. The agreement contains various restrictive covenants including a limitation on the amount of capital expenditures and the number of stores the Company may open and close during any fiscal year.  Interest on borrowings will be at prime plus up to .25% or Libor plus 1.75% to 2.25% depending on the amount the Company has available for advances under the line of credit. The Company paid off the amount outstanding on its previous loan agreement from proceeds provided from its new loan facility. The average interest rate on outstanding borrowings at June 28, 2003 was 3.07%. As of June 28, 2003 approximately $7.0 million was available for advances under the line of credit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General—Shoe Pavilion, Inc., a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington and Oregon, under the name Shoe Pavilion. The Company had 87 and 82 stores open as of June 28, 2003 and June 29, 2002, respectively. In July 1999, the Company entered into a licensing agreement to operate the shoe departments of Gordmans, Inc. department stores located in the Midwest. On June 14, 2002, the license agreement with Gordmans department stores was terminated and the Company discontinued operating the 40 licensed shoe departments in Gordmans department stores. There were no sales from the licensed shoe departments for the twenty-six weeks ended June 28, 2003.

Results of Operations

Net sales. Net sales decreased 6.9% to $21.2 million for thirteen weeks ended June 28, 2003 from net sales of $22.7 million for the same period last year. The decrease in net sales was primarily attributable to the discontinuation of the Gordmans licensed shoe departments in June 2002 and to the 7.6% decrease in comparable store net sales. The decline in net sales was partially offset by the net sales generated from eleven new stores, including the Company’s internet store, opened in 2003 and 2002 (net of eight closed). Net sales from the Company’s retail stores and Gordmans licensed shoe departments were $21.2 million and $0.0 million, respectively, for the thirteen weeks ended June 28, 2003 compared to $20.5 million and $2.2 million, respectively, for the same period last year.

Net Sales for the twenty-six weeks ended June 28, 2003 were $39.7 million, a 10.0% decrease from net sales of $44.2 million for the same period ended June 29, 2002. The decrease in net sales was primarily attributable to the discontinuation of the Gordmans licensed shoe departments in June 2002 and to the 8.3% decrease in comparable store net sales. The decline in net sales was partially offset by the net sales generated from eleven new stores, including the Company’s internet store, opened in 2003 and 2002 (net of eight closed). Net sales from the Company’s retail stores and Gordmans licensed shoe departments were $39.7 million and $0.0 million, respectively, for the twenty-six weeks ended June 28, 2003 compared to $39.2 million and $5.0 million, respectively, for the same period last year. Future net sales will be impacted as the Company no longer operates the licensed shoe departments.

Gross Profit. Cost of sales includes landed merchandise and occupancy costs and for the thirteen weeks and twenty-six weeks ended June 29, 2002 the license fee paid to Gordmans for the licensed shoe departments.  Gross profit decreased 22.4% to $6.1 million for the thirteen weeks ended June 28, 2003 from $7.9 million for the same period in 2002. Gross profit as a percentage of net sales decreased to 29.0% for the thirteen weeks ended June 28, 2003 from 34.8% for the same period last year. For the twenty-six weeks ended June 28, 2003 gross profit decreased 28.6% to $10.4 million from $14.5 million for the comparable period last year. Gross profit as a percentage of net sales decreased to 26.1% for the twenty-six weeks ended June 28, 2003 from 32.9% for the same period last year. The decrease in gross profit as a percentage of net sales was primarily due to higher merchandise cost in part due to increased sales on branded label merchandise versus private label merchandise which generally has a lower cost and the increase in occupancy costs as a percentage of net sales. The increase in occupancy costs as a percentage of net sales was primarily due to the decrease in comparable store net sales and higher occupancy costs as a percentage of net sales for the eleven new stores opened.

Selling, General and Administrative Expenses. For the thirteen weeks ended June 28, 2003 selling, general and administrative expenses decreased by $646,000 or 9.1% compared to the same period last year and decreased as a percentage of net sales to 30.4% from 31.2%. For the twenty-six weeks ended June 28, 2003, selling, general and administrative expenses decreased $726,000 or 5.4% compared to the same period last year and increased as a percentage of net sales to 32.2% from 30.7%. The decrease in selling, general and administrative expenses for the thirteen weeks and twenty-six weeks ended June 28, 2003 is principally due to the reduction in legal fees and costs of approximately $600,000 and a decrease in payroll costs, warehousing and freight costs partially offset by increases in advertising and insurance costs. During the quarter ended June 29, 2002 the Company incurred legal fees and costs of approximately $500,000 as part of a settlement of a class action suit filed against the Company.  The decrease in payroll and freight costs are due to the net reduction in stores principally due to the discontinuation of the 40 Gordman licensed shoe departments. For the twenty-six weeks ended June 28, 2003 the Company realized cost reductions compared to the same period last year related to the outsourcing of its warehousing and distribution operations in March 2002. The increase in selling, general and administrative expenses as a percentage of net sales for the twenty-six weeks ended June 28, 2003 is in part due to increased advertising.  Advertising as a percentage of net sales increased to 4.6% for the twenty-six weeks ended June 28, 2003 from 3.6% for the same period last year. In an effort to increase sales, the Company intends to increase advertising expense for the remainder of 2003 compared to the same period in 2002.

Interest Expense. Interest expense increased to $76,000 for the thirteen weeks ended June 28, 2003 from $27,000 for the comparable period in 2002. For the twenty-six weeks ended June 28, 2003 interest expense increased to $136,000 from $62,000 from the same period in 2002.  The increase in interest expense for the thirteen weeks and twenty six- weeks ended June 28, 2003 was attributable to higher average borrowings on the Company’s revolving line of credit partially offset by a lower average interest rate on outstanding borrowings.

Income Taxes. The effective tax rate for the thirteen weeks and twenty-six weeks ended June 28, 2003 was approximately 40% as compared to 38.4% for the same period last year.

Liquidity and Capital Resources

Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash provided by operating activities was $2.4 million for the twenty-six weeks ended June 28, 2003 compared to $2.1 million for the same period last year. Net cash provided by operating activities historically has been driven primarily by net income before depreciation and fluctuations in inventory and accounts payable. For the twenty-six weeks ended June 28, 2003 net cash provided by operating activities was driven by the decrease in inventory. Merchandise inventory decreased approximately $4.0 million to $29.6 million at June 28, 2003 from $33.7 million at December 28, 2002. This decrease in inventory is the result of the Company’s efforts to improve liquidity. Excluding changes in operating assets and liabilities, $730,000 was used in operations compared to $1.3 million provided from operations for the same period last year.

Capital expenditures for the twenty-six weeks ended June 28, 2003 were $771,000.  These expenditures are primarily related to the remodeling of three stores, leasehold improvements and fixtures and equipment for two stores that opened in April 2003 and leasehold improvements for the corporate office. The Company expects capital expenditures for 2003 to be less than the $1.0 million maximum allowed under its new loan agreement. The actual amount for capital expenditures will depend in part on the number of stores remodeled and new stores opened.

Financing activities used cash of $1.5 million and $2.1 million for the twenty six weeks ended June 28, 2003 and June 29, 2002, respectively. The cash used by financing during these periods primarily relates to the pay down on the Company’s revolving line of credit.

In April 2003 the Company entered into a new loan agreement with Wells Fargo Retail Finance, LLC. The loan agreement expires on April 18, 2006 and provides financing for up to $20.0 million including, a $5.0 million sublimit for the issuance of letters of credit. Borrowings under the new facility are based upon a percentage of eligible inventory less certain reserves. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. The agreement prohibits the payment of cash dividends. The agreement contains various restrictive covenants including a limitation on the amount of capital expenditures and the number of stores the Company may open and close during any fiscal year.  Interest on borrowings will be at prime plus up to .25% or Libor plus 1.75% to 2.25% depending on the amount the Company has available for advances under the line of credit. The Company paid off the amount outstanding on its previous loan agreement from proceeds provided from its new loan facility. The average interest rate on outstanding borrowings at June 28, 2003 was 3.07%. As of June 28, 2003 approximately $7.0 million was available for advances under the line of credit.

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

Item 4.   Submission of Matters to a Vote of Security Holders

                    In May 2003, the Company submitted to shareholders two matters both of which were approved at the annual meeting held on May 16, 2003. The matters were: (1) to elect four directors to serve on the board of directors until the next annual meeting of stockholders and until their successors shall have been elected; and (2) to ratify the selection of Deloitte & Touche LLP as independent auditors for the Company.

          At the annual meeting, the following directors received the following votes:

	FOR	WITHHELD

Dmitry Beinus	6,497,204	75,054
Denise Ellwood	6,516,074	56,184
David H. Folkman	6,515,574	56,684
Peter G. Hanelt	6,515,574	56,684

The shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending January 3, 2004 with voting as follows: 6,557,074 For, 10,684 Against, and 4,500 Abstain.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended June 28, 2003:

(i) On May 19, 2003 the Company filed a Form 8-K reporting under item 12 the issuance of a press release announcing the Company’s operating results for the first quarter ended March 29, 2003.

(ii) On May 12, 2003 the Company filed a Form 8-K reporting under item 5 the new credit facility the Company entered into with Wells Fargo Retail Finance, LLC dated April 24, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2003.

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

Date: August 8, 2003
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

Date: August 8, 2003
	By	/s/ JOHN D. HELLMANN

John D. Hellmann Vice President and Chief Financial Officer