Form 10-Q
period 2003-09-27
SHOE PAVILION INC
filed 2003-11-12
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to              to

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

As of November 1, 2003 the Registrant had 6,800,000 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. These forward-looking statements are subject to risks and uncertainties and the Company’s actual results could differ materially from management’s current expectations. These factors include, without limitation, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting retail market conditions, the Company’s ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management’s ability to negotiate acceptable lease terms and maintain supplier and business relationships and open new stores in a timely manner. Other risk factors are detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update forward-looking statements.

SHOE PAVILION, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following financial statements and related financial information are filed as part of this report:

Shoe Pavilion, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	September 27, 2003	December 28, 2002
ASSETS
Current assets
Cash	$913	$779
Accounts receivable	68	849
Income tax receivables	590	523
Inventories	29,040	33,660
Deferred income taxes and prepaid expenses	2,047	900

Total current assets	32,658	36,711

Property and equipment, net	3,302	3,676
Deferred income taxes and other	1,912	1,006

Total assets	$37,872	$41,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,270	$6,220
Accrued expenses	2,522	2,858

Total current liabilities	10,792	9,078

Long-term debt	6,292	8,491
Deferred rent	1,715	1,999

Total liabilities	18,799	19,568

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock- $.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock- $.001 par value; 15,000,000 shares authorized; 6,800,000 issued and outstanding	7	7
Additional paid-in capital	13,967	13,967
Retained earnings	5,099	7,851

Total stockholders’ equity	19,073	21,825

Total liabilities and stockholders’ equity	$37,872	$41,393

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts and number of stores)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$21,581	$18,952	$61,326	$63,107
Cost of sales and related occupancy expenses	15,444	12,901	44,820	42,542

Gross profit	6,137	6,051	16,506	20,565
Selling, general and administrative expenses	8,096	6,184	20,910	19,724

Income (loss) from operations	(1,959)	(133)	(4,404)	841
Interest expense	(47)	(33)	(183)	(95)
Other income (expense)	—	(3)	—	67

Income (loss) before taxes	(2,006)	(169)	(4,587)	813
Income tax provision (benefit)	(803)	(65)	(1,835)	312

Net income (loss)	$(1,203)	$(104)	$(2,752)	$501

Earnings (loss) per share:
Basic	$(0.18)	$(0.02)	$(0.40)	$0.07
Diluted	$(0.18)	$(0.02)	$(0.40)	$0.07

Weighted average shares outstanding:
Basic	6,800	6,800	6,800	6,800
Diluted	6,800	6,800	6,800	6,808

Stores operated at end of period			84	83

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Thirty-nine weeks ended
	September 27, 2003	September 28, 2002
Operating activities:
Net income (loss)	$(2,752)	$501
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	1,151	1,109
Deferred income taxes	(1,764)	—
Asset impairment expense	89	—
Gain (loss) on disposition of assets	7	(51)
Effect of changes in:
Inventories	4,620	(4,564)
Receivables	714	(149)
Prepaid expenses and other	(289)	(34)
Accounts payable	2,050	1,253
Accrued expenses and deferred rent	(620)	(339)

Net cash provided (used) by operating activities	3,206	(2,274)

Investing activities:
Purchase of property and equipment	(873)	(529)
Proceeds from sales of assets	—	305

Net cash used in investing activities	(873)	(224)

Financing activities:
Borrowings (payments) on credit facility, net	(2,199)	2,309
Principal payments on capital leases	—	(3)

Net cash provided (used) by financing activities	(2,199)	2,306

Net increase (decrease) in cash	134	(192)
Cash, beginning of period	779	803

Cash, end of period	$913	$611

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

The results of operations for the thirteen weeks and thirty-nine weeks ended September 27, 2003 presented herein are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss) and net income (loss) are the same.

Impairment of Long-Lived Assets The Company reviews long lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management evaluates the carrying value of assets associated with stores which have been open longer than 14 months. Using its best estimates based upon reasonable assumptions and projections, the Company records an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected future cash flows. The impairment charge is recorded in selling, general and administrative expenses. Management’s estimates and assumptions used in the projections are subject to a high degree of judgement and if actual results differ, additional losses may be recorded.

During the third quarter of 2003 the Company identified three stores where the carrying values of their long-lived assets would not be recoverable through future cash flows. Accordingly an impairment charge of $47,000 was recorded during the thirteen weeks ended September 27, 2003 to write down such assets to their estimated fair value. For the thirty-nine weeks ended September 27, 2003 the Company recorded an impairment charge of $89,000.

Stock-Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for stock option arrangements.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation”.

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income (loss), as reported	$(1,203,000)	$(104,000)	$(2,752,000)	$501,000
Deduct stock-based compensation determined under fair value method, net of related tax benefits	(1,313)	(7,922)	(7,009)	(29,691)

Pro forma net income (loss)	$(1,204,313)	$(111,922)	$(2,759,009)	$471,309

Net income (loss) per share:
As reported:
Basic and diluted	$(0.18)	$(0.02)	$(0.40)	$0.07
Pro forma:
Basic and diluted	$(0.18)	$(0.02)	$(0.41)	$0.07

2. Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The statement also requires certain financial statement disclosures to be included in the notes to the financial statements that include the period in which an exit or disposal activity is initiated and any subsequent period until the related activity is completed. The Company adopted the provisions of SFAS No. 146 for store closures initiated after December 28, 2002. Adoption of SFAS No. 146 did not have a significant impact on the Company’s financial position or results of operations.

3. Financing Agreements

In April 2003, the Company entered into a new loan agreement with Wells Fargo Retail Finance, LLC. The loan agreement expires on April 18, 2006 and provides financing for up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Borrowings under the new facility are based upon a percentage of eligible inventory less certain reserves. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. The agreement prohibits the payment of cash dividends. The agreement contains various restrictive covenants including a limitation on the amount of capital expenditures and the number of stores the Company may open and close during any fiscal year. Interest on borrowings will be at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The Company paid off the amount outstanding on its previous loan agreement from proceeds provided from its new loan facility. The average interest rate on outstanding borrowings at September 27, 2003 was 3.28%. As of September 27, 2003 approximately $6.8 million was available for advances under the line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General—Shoe Pavilion, Inc., a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington and Oregon, under the name Shoe Pavilion. The Company had 84 and 83 stores open as of September 27, 2003 and September 28, 2002, respectively. In July 1999, the Company entered into a licensing agreement to operate the shoe departments of Gordmans, Inc. department stores located in the Midwest. On June 14, 2002, the license agreement with Gordmans department stores was terminated and the Company discontinued operating the 40 licensed shoe departments in Gordmans department stores. There were no sales from the licensed shoe departments for the thirty-nine weeks ended September 27, 2003.

Results of Operations

Net sales. The Company’s net sales for the thirteen weeks ended September 27, 2003 increased 13.9% to $21.6 million from $19.0 million for the same period in 2002. The increase was primarily due to net sales generated from 10 new stores opened since May 2002 (net of seven closed). In addition comparable store net sales increased 4.7% during the quarter ended September 27, 2003 compared to the same period last year. Management believes the increase in comparable store net sales was primarily due to increased advertising.

Net sales for the thirty-nine weeks ended September 27, 2003 decreased 2.8% to $61.3 million compared to $63.1 million for the same period last year. The decrease in net sales was primarily attributable to the discontinuation of the Gordmans licensed shoe departments in June 2002 and a 4.1% decrease in comparable store net sales. The decline in sales was partially offset by net sales generated from eleven new stores opened in 2003 and 2002 (net of eleven closed). Net sales from the Company’s retail stores and Gordmans licensed shoe departments were $61.3 million and $0.0 respectively for the thirty-nine weeks ended September 27, 2003 compared to $58.1 million and $5.0 million respectively for the same period last year.

Gross Profit. Cost of sales includes landed merchandise and occupancy costs and, for the thirty-nine weeks ended September 28, 2002, the license fee paid to Gordmans for the licensed shoe departments. Gross profit remained relatively unchanged at $6.1 million for the thirteen week periods ended September 27, 2003 and September 28, 2002. Gross profit as a percentage of net sales decreased to 28.4% for the thirteen weeks ended September 27, 2003 from 31.9% for the same period last year. For the thirty-nine weeks ended September 27, 2003 gross profit decreased 19.7% to $16.5 million from $20.6 million for the comparable period last year. Gross profit as a percentage of net sales decreased to 26.9% for the thirty-nine weeks ended September 27, 2003 from 32.6% for the same period last year. The decrease in gross profit as a percentage of net sales was primarily due to higher merchandise cost in part due to increased sales on branded label merchandise versus private label merchandise which generally has a lower cost and an increase in occupancy costs as a percentage of net sales. The increase in occupancy costs as a percentage of net sales was primarily due to the decrease in comparable store net sales during the thirty-nine weeks ended September 27, 2003 and higher occupancy costs as a percentage of net sales for the eleven new stores opened.

Selling, General and Administrative Expenses. For the thirteen weeks ended September 27, 2003 selling, general and administrative expenses increased by $1.9 million or 30.9% compared to the same period last year and increased as a percentage of net sales to 37.5% from 32.6%. The increase in selling general and administrative expenses during the thirteen weeks ended September 27, 2003 is principally due to the increase in advertising, payroll costs and insurance. Advertising costs increased by $1.4 million for the thirteen weeks ended September 27, 2003 compared to the same period last year. Advertising as a percentage of net sales increased to 10.9% for the thirteen weeks ended September 27, 2003 from 4.8% for the same period last year.

For the thirty-nine weeks ended September 27, 2003, selling, general and administrative expenses increased $1.2 million or 6.0% compared to the same period last year and increased as a percentage of net sales to 34.1% from 31.3%. The increase in selling, general and administrative expenses for the thirty-nine weeks ended September 27, 2003 is principally due to the increase in advertising and insurance costs. The increases were partially offset by a reduction in legal fees and costs of approximately $600,000. During the quarter ended June 29, 2002 the Company incurred legal fees and costs of approximately $500,000 as part of a settlement of a class action suit filed against the Company.

During the thirty-nine weeks ended September 27, 2003 the Company increased advertising spending compared to 2002 in an effort to increase sales. The results from the advertising promotions were below the Company’s projections. As a result, the Company plans to reduce advertising in the fourth quarter of 2003 to a comparable level from the fourth quarter of 2002.

Interest Expense. Interest expense increased to $47,000 for the thirteen weeks ended September 27, 2003 from $33,000 for the comparable period in 2002. For the thirty-nine weeks ended September 27, 2003 interest expense increased to $183,000 from $95,000 for the same period in 2002. The increase in interest expense for the thirteen weeks and thirty-nine weeks ended September 27, 2003 was attributable to higher average borrowings on the Company’s revolving line of credit partially offset by a lower average interest rate on outstanding borrowings.

Income Taxes. The effective tax rate for the thirteen weeks and thirty-nine weeks ended September 27, 2003 was approximately 40% as compared to 38.4% for the same period last year.

Liquidity and Capital Resources

Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash provided by operating activities was $3.2 million for the thirty-nine weeks ended September 27, 2003 compared to cash used by operating activities of $2.3 million for the same period last year. Net cash provided by operating activities historically has been driven primarily by net income before depreciation and fluctuations in inventory and accounts payable. For the thirty-nine weeks ended September 27, 2003 net cash provided by operating activities was driven by the decrease in inventory and the increase in accounts payable. Merchandise inventory decreased approximately $4.6 million to $29.0 million at September 27, 2003 from $33.7 million at December 28, 2002 as a result of the Company’s efforts to improve liquidity.

Capital expenditures for the thirty-nine weeks ended September 27, 2003 were $873,000. These expenditures are primarily related to the remodeling of three stores, leasehold improvements and fixtures and equipment for two stores that opened in April 2003 and one store that opened in October 2003 and leasehold improvements for the corporate office. The Company expects capital expenditures for 2003 to be less than the $1.0 million maximum allowed under its new loan agreement. The actual amount used for capital expenditures will depend in part on the number of stores remodeled and new stores opened.

Financing activities used cash of $2.2 million during the thirty-nine weeks ended September 27, 2003. The cash used by financing during this period primarily relates to the pay down on the Company’s revolving line of credit. During the same period in 2002, $2.3 million was provided by financing activities which related to additional borrowings under the Company’s revolving line of credit.

In April 2003, the Company entered into a new loan agreement with Wells Fargo Retail Finance, LLC. The loan agreement expires on April 18, 2006 and provides financing for up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Borrowings under the new facility are based upon a percentage of eligible inventory less certain reserves. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. The agreement prohibits the payment of cash dividends. The agreement contains various restrictive covenants including a limitation on the amount of capital expenditures and the number of stores the Company may open and close during any fiscal year. Interest on borrowings will be at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The Company paid off the amount outstanding on its previous loan agreement from proceeds provided from its new loan facility. The average interest rate on outstanding borrowings at September 27, 2003 was 3.28%. As of September 27, 2003 approximately $6.8 million was available for advances under the line of credit.

As of September 27, 2003, the Company’s deferred tax assets include a net operating loss of approximately $766,000 that will be realized when the Company generates taxable income. Management will continue to evaluate the recoverability of this amount in the future.

The Company expects that anticipated cash flows from operations and available borrowings under the Company’s new credit facility will satisfy its cash requirements for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information reported in the Company’s Form 10-K for the year ended December 28, 2002.

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiary) required to be included in this report.

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

On March 5, 2002, the Company was sued in Los Angeles County Superior Court by one of its store managers who asserted that he and all other store managers were improperly classified as “exempt” employees under California’s wage and hour laws and therefore are entitled to overtime wages. An amended complaint seeking class action status on behalf of all store managers was subsequently filed with the court. The Company has denied the plaintiff’s claims and has filed an answer challenging class certification. A hearing on class certification status is set for November 25, 2003. No trial date has been set and the Company intends to vigorously defend this action.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required to be filed as part of this Report:

31.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended September 27, 2003:

(i) On August 18, 2003 the Company filed a Form 8-K reporting under item 12 the issuance of a press release announcing the Company’s operating results for the second quarter and twenty-six weeks ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November 2003.

SHOE PAVILION, INC., as Registrant

By /s/ Dmitry Beinus
Dmitry Beinus
Chairman and Chief Executive Officer

By /s/ John D. Hellmann
John D. Hellmann
Vice President and Chief Financial Officer