Form 10-K
period 2004-01-03
SHOE PAVILION INC
filed 2004-03-31
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004	Commission File Number 0-23669

SHOE PAVILION, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3289691 (IRS Employer Identification Number)

1380 Fitzgerald Drive, Pinole, California 94564

(Address of principal executive offices) (Zip Code)

Telephone Number: (510) 222-4405

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,363,000 as of June 27, 2003 (the last trading day of the registrant’s most recently completed second fiscal quarter ended June 28, 2003) based upon the closing price of the registrant’s common stock on the Nasdaq SmallCap Market reported for June 27, 2003. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

At March 30, 2004 the number of shares outstanding of registrant’s common stock was 6,800,000.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders—Part III of this Form 10-K.

Shoe Pavilion, Inc.

Index to Annual Report on Form 10-K

For the year ended January 3, 2004

PART I

Item 1—Business

General

Shoe Pavilion, Inc. is an independent off-price footwear retailer on the West Coast that offers a broad selection of women’s, men’s and children’s designer label and name brand merchandise. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the designer and name brand footwear market. As of January 3, 2004 the Company operated 85 retail stores, including an internet store, in California, Washington and Oregon under the trade name Shoe Pavilion.

In July 1999, the Company entered into a licensing agreement to operate the shoe department of Gordmans, Inc. (formerly Richman Gordman ½ Price Stores, Inc.) department stores located in the Midwest. Pursuant to notification from Gordmans on December 28, 2001 the license agreement expired in June 2002 at which time the Company discontinued operating all 40 of the licensed shoe departments in Gordmans department stores. Certain terms and conditions of the license agreement were the subject of a lawsuit and counterclaim filed by the Company against Gordmans. See “Item 3. Legal Proceedings.”

The Company offers quality designer and name brand footwear such as Converse, Anne Klein 2, Steve Madden, Reebok, Skechers and Nine West, typically at 20% to 60% below regular department store prices. Such price discounts appeal to value-oriented consumers seeking quality brand name footwear not typically found at other off-price retailers or mass merchandisers. The Company is able to offer lower prices by (i) selectively purchasing from manufacturers at significant discounts, large blocks of production over-runs, over-orders, mid-and late-season deliveries and last season’s stock, (ii) sourcing in-season name brand and branded design merchandise directly from factories in Italy, Brazil and China and (iii) negotiating favorable prices with manufacturers by ordering merchandise during off-peak production periods and taking delivery. During 2003, the Company purchased footwear merchandise from over 100 domestic and international vendors, independent resellers and manufacturers that had excess inventory for sale.

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

Shoe Pavilion’s stores are based upon a standardized concept that offers a bright, clean, low maintenance and functional shopping environment to customers interested in purchasing quality men’s, women’s and children’s value priced footwear. The Company’s stores are strategically located in strip malls, outlet centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. Shoe Pavilion stores average approximately 7,900 square feet. In 2003 the Company opened four stores and closed seven stores. In 2002 the Company opened 10 stores and closed five and in 2001 the Company opened six retail stores and closed three stores. The Company closed all 40 of its licensed shoe departments in 2002, including two it had opened in 2002 and two it had opened in 2001. During 2004, the Company intends to open two to four new stores, primarily in California.

The Company was incorporated in Delaware in November 1997 and is the successor to Shoe Pavilion Corporation (formerly Shoe Inn, Inc.), which was incorporated in Washington in 1983. The Company’s executive offices are located at 1380 Fitzgerald Drive, Pinole, California 94564, and its telephone number is (510) 222-4405.

Operating Strategy

The Company’s objective is to be the leading off-price retailer of designer label and name brand footwear in each of the markets it serves. The operating strategy is designed to allow the Company to offer its customers quality footwear typically at 20% to 60% below department store prices for the same shoes. The following summarizes key elements of the Company’s operating strategy:

•	Off-Price Concept, Premium Name Brands. The Company differentiates itself from other off-price retailers and deep discount chains by focusing on higher price point merchandise, extending the off-price concept into the designer and name brand footwear market. As a result, the Company generally does not compete with other discount stores in obtaining the majority of its merchandise. Similarly, while some department store and brand name retail chains operate discount outlets, such operations generally obtain merchandise from the existing inventory of their retail affiliates rather than from external sources. Some of the Company’s most successful stores have benefited from the heightened consumer awareness and preference to shop at discount malls or outlet centers, both of which typically include other off-price retailers.

•	Broad Selection of Designer Footwear. The Company offers a broad selection of quality footwear from over 75 name brands such as Converse, Anne Klein 2, Steve Madden, Reebok, Skechers and Nine West. The availability and wide variety of premium brand names distinguish Shoe Pavilion and serve to attract first time buyers and consumers who otherwise might shop at more expensive department stores. The wide variety of brand names also enables the Company to tailor its merchandise from store to store to accommodate consumer preferences that may vary by location.

•	Selective Bulk Purchases; Diverse Vendor Network. The Company is able to offer lower prices by selectively purchasing at significant discounts large blocks of over-runs, over-orders, mid- and late-season deliveries and last season’s stock from over 100 domestic and international vendors, independent resellers and manufacturers. The diversity and scope of its vendor network help to provide a constant source of quality merchandise, and the purchase of name brand, traditional styles helps to mitigate the likelihood of inventory writedowns. To augment available merchandise with the latest in-season styles, the Company purchases branded design footwear directly from factories in Italy, Brazil and China.

•	Self-Service Stores. The Company believes that its self-service format reinforces its off-price strategy and appeals to value-oriented consumers. The Company’s format allows inventory to be stored directly under a displayed shoe, thereby eliminating the need for a stockroom and significantly increasing retail floor space. The functionality and simplicity of this format enable flexible store layouts that can be easily rearranged to complement the current merchandise. Moreover, this format allows customers to locate all available sizes of a particular shoe and to try them on for comfort and fit without a salesperson’s assistance, thereby reducing in-store staffing needs and allowing customers to make independent purchasing decisions.

Growth Strategy

Since opening its first store in 1979 in Washington, the Company has expanded to 85 stores, including its internet store. The Company intends to continue to expand by opening new stores and increasing comparable store sales.

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

Increase Comparable Store Sales.    During the past several years, comparable store sales have declined. Comparable store sales decreased 3.9%, in 2003, 1.0% in 2002 and 5.9% in 2001. In an effort to improve comparable store sales performance, management intends to focus on refining its sales efforts, including merchandise selection, advertising and promotions. In addition in late 2002 the Company expanded its product line to include children’s shoes and handbags. In 2004 the Company plans to expand its product line to include athletic accessories.

The Company plans to improve its operating performance in 2004 compared to 2003 with the goal of returning to profitability. This strategy in part is based upon improvement in comparable store sales, a modest growth in the number of stores, some improvement in gross margin and the reduction in advertising as a percentage of net sales to approximately 5% compared to 6.1% in 2003.

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

The following table sets forth store openings and closings for the periods indicated:

	2003	2002	2001
Retail stores:
Stores open at beginning of period	88	83	80
Opened during period	4	10	6
Closed during period	7	5	3

Open at end of period	85	88	83

Licensed shoe departments:
Open at beginning of period	—	38	36
Opened during period	—	2	2
Closed during period	—	40	—

Open at end of period	—	0	38

Total open at end of period	85	88	121

Merchandising

Unlike deep-discount retailers, Shoe Pavilion offers high quality merchandise and a consistent selection of name brand dress and casual shoes for men, women and children. List prices generally range between $19.99 and $59.99 for women’s shoes, between $39.99 and $99.99 for men’s shoes and between $19.99 and $34.99 for children’s shoes.

Site Selection, Opening Costs and Leases

The Company uses a broker on the West Coast to identify potential retail sites. Prior to opening a new store, management reviews detailed reports on demographics; spending, traffic and consumption patterns; and other site and market related data. As of January 3, 2004, 43 of the Company’s stores were located in strip malls, 12 were located in outlet centers, 10 were located in regional malls, 9 were located in free standing stores and 10 were located in other types of facilities primarily downtown locations. The Company also operates an online store at Shoe Pavilion.com.

Opening costs for stores are typically minimal, excluding the initial stocking of inventory. The Company estimates that its total capital requirements to open a typical new store average $350,000, consisting of approximately $320,000 for inventory and $30,000 for fixtures and equipment, excluding leasehold improvements which are frequently paid for by the landlord allowances. Costs vary from store to store depending on, among other things, the location, size, property condition, and the tenant improvement package offered by the landlord. The Company does not own any of its real estate.

Sourcing and Purchasing

Vendors.    During 2003, the Company purchased its inventory from over 100 domestic and international vendors and independent resellers who over bought merchandise. In 2003, the Company’s top ten suppliers accounted for approximately 35% of its inventory purchases. No vendor accounted for more than 10% of total inventory purchases in 2003. The Company purchases from its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. Since the Company has locations in a number of markets along the West Coast, Shoe Pavilion can accommodate and distribute a wide variety of merchandise that meets the needs of customers in different geographic areas. Management believes that the strength and variety of its supplier network mitigates much of the Company’s exposure to inventory supply risks. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Financial Performance—Inventory and Sourcing Risk.”

Direct Sourcing.    The Company purchases in-season name brand and branded design merchandise directly from factories in Italy, Brazil and China. These purchases include both branded and non-branded goods and provide a consistent source of in-season merchandise. The Company purchases from its manufacturing sources on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing provisions. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Financial Performance—International Purchasing.”

Advertising

The Company believes that television advertising benefits all stores in a common viewing market. In 2003 the Company spent 6.1% of its net sales on advertising or $5.1 million. In 2002 the Company spent 4.1% of its net sales on advertising or $3.5 million. In 2001 the Company spent 3.2% of its net sales on advertising or $2.8 million. The Company believes that advertising costs for a particular market will be more effectively and economically leveraged as the number of stores increases in that market. The Company occasionally uses print advertising, usually at the time of a new store opening; however, it has found print advertising to be less effective than television advertising. Shoe Pavilion’s signage is consistent at all of its locations, with highly visible signage at the front and, when appropriate, rear of the store.

Merchandise Distribution

In February 2002 the Company engaged an unrelated third party to provide its warehousing and distribution services.

Information Systems

During 1999, the Company completed the installation of its information systems on an enterprise-wide basis, including all critical areas of corporate office, network infrastructure and point of sale (POS). This fully integrated system, uses an IBM AS 400 that is reliable and scalable, allowing simple upgrades of processing power as the business grows. In addition, the corporate network infrastructure was upgraded to a Windows NT environment with standardized workstations and a common set of desktop applications that may be used throughout the Company. This system provides a stable networking environment as well as a foundation for future growth.

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

Employees

As of January 3, 2004, the Company had approximately 287 full-time employees and 243 part-time employees. The number of part-time employees fluctuates depending upon seasonal needs.

Executive Officers

Certain information regarding the executive officers of the Company is set forth below:

Name	Age	Position
Dmitry Beinus	51	Chairman of the Board, President and Chief Executive Officer
Robert R. Hall	51	Vice President and Chief Operating Officer
John D. Hellmann	54	Vice President of Finance, Chief Financial Officer, and Secretary

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

Item 2—Properties

As of January 3, 2004 the Company’s corporate offices were located in a 5,000 square foot facility in Pinole, California. As of January 3, 2004 the Company’s 84 stores, excluding its internet store, occupied an aggregate of approximately 661,000 square feet of space. The Company leases all of its stores, with leases expiring between 2004 and 2013. The Company has options to renew most of its leases.

Store Locations

As of January 3, 2004, the Company operated 84 retail stores, in the states of California, Washington and Oregon. The Company also operates an internet store. Pursuant to notification from Gordmans on December 28, 2001 the license agreement expired in June 2002 at which time the Company discontinued operating all 40 of the licensed shoe departments. The number of stores in each geographic area is set forth below:

	Stores at Year End
Location	2003	2002	2001	2000	1999
Northern California	34	34	34	32	31
Southern California	37	41	35	33	30
Oregon	5	4	4	4	4
Washington	9	9	10	10	13
Oklahoma	0	0	0	1	0

Total	85	88	83	80	78

	Licensed Shoe Departments at Year End
Location	2003	2002	2001	2000	1999
Colorado	0	0	3	3	3
Illinois	0	0	3	3	1
Iowa	0	0	7	7	6
Kansas	0	0	5	5	5
Missouri	0	0	7	7	7
Nebraska	0	0	8	8	8
North Dakota	0	0	2	0	0
Oklahoma	0	0	2	2	2
South Dakota	0	0	1	1	1

Total	0	0	38	36	33

Item 3—Legal Proceedings

On March 5, 2002, the Company was sued in Los Angeles County Superior Court by one of its store managers who asserted that he and all other store managers in California were improperly classified as “exempt” employees under California’s wage and hour laws and therefore are entitled to overtime wages. An amended complaint seeking class action status on behalf of all store managers in California was subsequently filed with the court. The Company denied the plaintiff’s claims and filed an answer challenging class certification. In December 2003, the Company entered into a settlement agreement of the lawsuit. Under the terms of the agreement, which must be approved by the court, the Company would pay store managers a stipulated cash settlement based upon the number of weeks worked for the period from April 1, 1998 through December 31, 2003. During the fourth quarter ended January 3, 2004 the Company recorded a reserve of approximately $1.0 million for the estimated costs associated with the lawsuit settlement.

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

The Company is also party to various legal proceedings arising from normal business activities. Management believes that while it is reasonably possible that some of these matters will result in settlements to be paid by the Company, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity securities

The common stock of the Company is traded on the Nasdaq SmallCap Market® under the symbol SHOE. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported by the Nasdaq Stock Market®.

	High	Low
2003
First Quarter.	$1.32	$1.03
Second Quarter	1.28	0.95
Third Quarter	1.23	1.01
Fourth Quarter.	1.72	1.07

2002
First Quarter.	$1.80	$1.09
Second Quarter	1.94	1.51
Third Quarter	1.55	1.11
Fourth Quarter.	1.35	1.04

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

As of January 3, 2004, there were 19 holders of record of the Company’s common stock.

From August 1988 through February 1998, the Company made distributions to its sole stockholder primarily to allow the stockholder to pay taxes on earnings of the Company included or includable in the taxable income of the stockholder as a result of the Company’s S corporation status. Upon completion of its initial public offering in February 1998, the Company made an S corporation distribution in the amount of $7.8 million to its previous sole stockholder, which approximated the earned and previously undistributed taxable S corporation income of the Company through the day preceding the termination date of its S corporation status. Except as mentioned in the previous sentences, the Company has not paid any cash dividends in the past. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, the Company’s line of credit restricts the Company’s ability to pay dividends. See Note 3 of Notes to Consolidated Financial Statements.

Item 6—Selected Financial Data

The selected consolidated financial and operating data set forth below should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Year Ended (1)
	2003	2002	2001	2000	1999
	( In thousands, except per share and operating data)
Statement of Operations Data:
Net sales	$83,566	$83,782	$88,135	$91,058	$71,611
Cost of sales and related occupancy expenses	59,519	57,294	60,686	61,662	48,076

Gross profit	24,047	26,488	27,449	29,396	23,535
Selling expenses	20,162	18,366	17,606	19,134	13,999
General and administrative expenses	8,159	7,792	6,861	7,014	5,655

Income (loss) from operations	(4,274)	330	2,982	3,248	3,881
Interest and other expense, net	(290)	(128)	(626)	(1,295)	(633)

Income (loss) before income taxes	(4,564)	202	2,356	1,953	3,248
Income tax benefit (expense)	1,836	(55)	(895)	(779)	(1,233)

Net income (loss)	($2,728)	$147	$1,461	$1,174	$2,015

Net income (loss) per share:
Basic	$(0.40)	$0.02	$0.21	$0.17	$0.30
Diluted	$(0.40)	$0.02	$0.21	$0.17	$0.30
Weighted average shares outstanding:
Basic	6,800	6,800	6,800	6,800	6,800
Diluted	6,800	6,806	6,801	6,810	6,801
Selected Operating Data:
Number of stores, including licensed shoe departments:
Opened during period (2)	4	12	8	10	50
Closed during period (3)	7	45	3	5	8
Open at end of period	85	88	121	116	111
Comparable store sales increase (decrease) (4)	(3.9)%	(1.0)%	(5.9)%	9.4%	(1.2)%

	Year End
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital	$16,180	$27,633	$22,839	$29,890	$14,305
Total assets	36,309	41,393	39,162	46,915	41,613
Total indebtedness (including current portion)	5,045	8,492	4,647	14,037	8,075
Stockholders’ equity	19,097	21,825	21,678	20,217	19,043

(1)	The Company’s year end is based upon a 52/53 week year ending on the Saturday nearest to December 31. All references herein to 2003, 2002, 2001, 2000 and 1999 refer to the years ended January 3, 2004, December 28, 2002, December 29, 2001, December 30, 2000 and January 1, 2000, respectively. January 3, 2004 was a 53 week year. All other fiscal years consisted of a 52 week year.
(2)	2002, 2001 and 2000 include 2, 2 and 3 licensed shoe departments, respectively, operated pursuant to a license agreement with Gordmans, Inc.
(3)	In June 2002, the license agreement with Gordmans was terminated and the Company closed all 40 licensed shoe departments.
(4)	The Company defines comparable stores as those stores that have been open for at least 14 consecutive months.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Form 10-K which are not historical facts are forward-looking statements that are subject to future risks and uncertainties. Consequently, the Company’s actual results could differ materially from those set forth in or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company’s filings with the Securities and Exchange Commission, including, without limitation, the factors discussed in this Form 10-K under the captions—“Factors Affecting Financial Performance” and “Liquidity and Capital Resources,” as well as those discussed elsewhere in this Form 10-K.

Overview

Shoe Pavilion is an independent off-price footwear retailer on the West Coast that offers a broad selection of women’s, men’s and children’s designer label and name brand merchandise. The Company operated 84 retail stores in California, Washington and Oregon under the trade name Shoe Pavilion as of January 3, 2004 and 87 retail stores as of December 28, 2002. The Company operated an internet store as of January 3, 2004 and December 28, 2002.

In July 1999, the Company entered into a licensing agreement to operate the shoe departments of Gordmans, Inc. (formerly Richman Gordman ½ Price Stores, Inc.) department stores located in the Midwest. Pursuant to notification from Gordmans on December 28, 2001 the license agreement expired in June 2002 at which time the Company discontinued operating all 40 of the licensed shoe departments in Gordmans department stores. At December 29, 2001, the Company operated shoe departments at 38 Gordmans, Inc. stores.

The Company opened four retail stores and closed seven in 2003. In 2002 the Company opened 10 stores and closed five and in 2001 the Company opened six retail stores and closed three. The Company closed 40 licensed shoe departments in 2002, including two it had opened in 2002. The Company opened two licensed shoe departments in 2001 and three in 2000. During 2004, the Company intends to open two to four new stores, primarily in California.

The Company’s growth in net sales historically has resulted primarily from the opening of new stores. The Company expects that the primary source of future sales growth will continue to be new store openings and to a lesser extent from an improvement in comparable store sales. Although the Company’s comparable store sales have decreased during the past three years, the Company believes that it can achieve an improvement in comparable store sales by focusing on refining its sales efforts, including merchandise selection, advertising and promotions. In addition in late 2002 the Company expanded its product line to include children’s shoes and handbags. In 2004 the Company plans to expand its product line to include athletic accessories. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company’s comparable store net sales decreased 3.9%, in 2003, 1.0% in 2002 and 5.9% in 2001. Net sales in 2003 and 2002 were negatively impacted because as of June 2002 the Company no longer operated the 40 licensed shoe departments. Net sales generated from the licensed shoe departments were $5.0 million and $14.5 million for the years ended December 28, 2002 and December 29, 2001, respectively. In addition, these stores generated a store operating contribution before overhead, distribution costs, interest and taxes of approximately $.7 million and $2.9 million for the years ended December 28, 2002 and December 29, 2001, respectively. The Company does not allocate overhead, distribution costs, interest or taxes to stores. The majority of the overhead costs, which consist of costs such as merchandising, accounting, information systems, rent and insurance, are shared expenses of the Shoe Pavilion stores and previously the licensed shoe departments.

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

Accrued workers’ compensation.    In December 2002, the Company modified its workers’ compensation insurance policy to a high deductible insurance program with an overall program ceiling to minimize exposure. The Company began recording an estimated liability for the self-insured portion of the workers’ compensation claims. The liability as of January 3, 2004 was $227,000 and is determined based on information received from our insurance carrier including claims paid, filed and reserved for, as well as using historical experience. Should a greater amount of claims occur compared to what is estimated or the settlement costs increase beyond what was anticipated, the recorded liability may not be sufficient.

Accrued Litigation.    In 2002, the Company was sued in Los Angeles County Superior Court by one of its store managers who asserted that he and all other store managers were improperly classified as “exempt” employees under California’s wage and hour laws and therefore are entitled to overtime wages. An amended complaint seeking class action status on behalf of all store managers in California was subsequently filed with the court. In December 2003 the Company entered into a settlement agreement of the lawsuit. Under the terms of the agreement, which must be approved by the court, the Company would pay store managers a stipulated cash settlement based upon the number of weeks worked for the period from April 1, 1998 through December 31, 2003. During the fourth quarter ended January 3, 2004 the Company recorded a reserve of approximately $1.0 million for the estimated costs associated with the lawsuit settlement. The liability recorded is an estimate and should a greater amount of claims occur or if the court does not certify the settlement, the recorded liability may not be sufficient.

Income taxes.    A valuation allowance is provided when it is more likely than not that some or a portion or all of the deferred tax asset will not be realized. Based upon its history of earnings the Company believes that the realization of its deferred tax asset is more likely than not and therefore has not provided a valuation allowance for its deferred tax asset.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Gross profit	28.8	31.6	31.1
Selling expenses	24.1	21.9	20.0
General and administative expenses	9.8	9.3	7.8

Income (loss) from operations	(5.1)	0.4	3.3
Interest and other expenses, net	(0.3)	(0.1)	(0.7)

Income (loss) before income taxes	(5.4)	0.3	2.6
Income tax benefit (expense)	2.2	(0.1)	(1.0)

Net income (loss)	(3.2)%	0.2%	1.6%

2003 Compared with 2002

Net Sales.    Net sales for the 53 weeks ended January 3, 2004 were $83.6 million, relatively unchanged compared to net sales of $83.8 million for the 52 weeks ended December 28, 2002. The year ended January 3, 2004 had one additional week. Sales for the additional week in 2003 were approximately $1.5 million. Excluding the additional week in 2003, sales would have declined approximately $1.7 million or 2.0%. This decline in net sales was principally due to the discontinuation of the licensed shoe departments operations in June 2002 and to the 3.9% decrease in comparable store net sales. The effect of the loss of the Gordman’s sales was partially offset by the effect of a full year of sales of nine retail stores opened in 2002 (net of five closed). Net sales from the Gordman’s licensed shoe departments in 2002 were $5.0 million. The decline in the comparable store sales of $2.8 million was in part due to the impact of the conflict in Iraq primarily in the first and second quarter of 2003, as well as the weak California economy coupled with increased competition.

The Company increased its advertising expenditures in the third quarter of 2003 in an effort to increase sales. The Company’s comparable store net sales increased 4.7% during the third quarter but these increases were below the Company’s expectations. In addition, in an effort to increase comparable store sales the Company also expanded its product line in late 2002 to include children’s shoes and handbags. In 2004 the Company plans to expand its product line to include athletic accessories.

Gross Profit.    Cost of sales includes landed merchandise and occupancy costs and for 2002 the license fee paid to Gordmans for the licensed shoe departments. Gross profit as a percentage of net sales decreased to 28.8% in 2003 from 31.6% in 2002. The decrease in gross profit as a percentage of net sales was primarily due to higher occupancy costs as a percentage of net sales as well as higher merchandise cost as a percentage of net sales.

The increase in occupancy costs as a percentage of net sales is primarily attributable to the higher occupancy costs for stores opened in 2002 and 2003 and from the negative occupancy leverage. The negative occupancy leverage was the result of the decrease in comparable store net sales in 2003. The increase in merchandise cost as a percentage of net sales was due in part to more markdowns taken in 2003 to promote sales.

Selling Expenses.    Selling expenses in 2003 increased by $1.8 million or 9.8% to $20.2 million from $18.4 million in 2002. As a percentage of net sales, selling expenses were 24.1% in 2003 compared to 21.9% in 2002. The increase in selling expenses was primarily attributable to a $1.7 million increase in advertising. Advertising as a percentage of net sales increased to 6.1% in 2003 from 4.1% in 2002. In the third quarter ended September 27, 2003 the Company increased advertising spending in an effort to increase sales. Comparable store net sales did increase 4.7% during the third quarter of 2003, although below the Company’s expectations.

The Company’s plan for 2004 is to reduce advertising to approximately 5.0% of net sales. This percentage could change based upon the impact that the advertising has on sales, product availability or the conditions in the retail market for footwear.

General and Administrative Expenses.    General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, store utilities, warehousing costs, professional fees and insurance. General and administrative expenses increased by $.4 million or 4.7% to $8.2 million in 2003 from $7.8 million in 2002. The increase in general and administrative expenses in 2003 is primarily attributable to the $1.0 million reserve recorded in 2003 for costs associated with the settlement of a wage and hour lawsuit and an increase in general insurance costs. These increases were partially offset by a reduction in legal fees and costs of approximately $.6 million in 2003. During the second quarter ended June 29, 2002, the Company incurred legal fees and costs of approximately $.5 million as part of a settlement of a class action lawsuit filed against the Company.

Income Tax Benefit.    The effective tax rate benefit for 2003 was 40.2%. In 2002 the Company’s effective tax rate was 27.3%. The effective tax rate was lower in 2002 primarily due to the utilization of certain tax credits in 2002.

2002 Compared with 2001

Net Sales.    Net sales decreased 4.9% to $83.8 million for 2002 from net sales of $88.1 million for 2001. The decrease in net sales was primarily attributable to the discontinuation of the Gordmans licensed shoe departments in June 2002 and to the 1.0% decrease in comparable store net sales. The decline in net sales was partially offset by the effect of a full year of sales of three retail stores opened in 2001 (net of three closed) and the net sales generated from five retail stores opened in 2002 (net of five closed). Net sales from the Company’s retail stores and Gordmans licensed shoe departments were $78.8 million and $5.0 million, respectively, for 2002 compared to $73.6 million and $14.5 million, respectively, for 2001.

Gross Profit.    Cost of sales included landed merchandise and occupancy costs and the license fee paid to Gordmans for the licensed shoe departments. Gross profit decreased 3.5% to $26.5 million in 2002 from $27.4 million in 2001. Gross profit as a percentage of net sales increased to 31.6% in 2002 from 31.1% in 2001. This increase in gross profit as a percentage of net sales for 2002 was principally attributable to lower merchandise costs partially offset by an increase in occupancy costs as a percentage of sales. The increase in occupancy costs as a percentage of net sales was due in part to a change in the percentage of net sales generated from the retail stores versus the licensed shoe departments. Occupancy costs as a percentage of net sales were higher in the retail stores compared to the licensed shoe departments. In 2002 the retail stores net sales represented 94.1% of the Company’s net sales compared to 83.5% in 2001. Net sales in the licensed shoe departments were 5.9% of the Company’s net sales in 2002 compared to 16.5% in 2001.

Selling Expenses.    Selling expenses consisted primarily of sales payroll and related costs, advertising, freight to stores and credit card processing fees. Selling expenses increased 4.3% to $18.4 million in 2002 from $17.6 million in 2001 and increased as a percentage of net sales to 21.9% in 2002 from 20.0% in 2001. The increase in selling expenses in 2002 was principally due to increased advertising of approximately $.7 million. Advertising as a percentage of net sales increased to 4.1% in 2002 compared to 3.2% in 2001. The Company spent more on advertising in 2002 in an effort to increase sales.

General and Administrative Expenses.    General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, employee benefits, warehousing costs and legal fees. General and administrative expenses increased 13.6% to $7.8 million in 2002 from $6.9 million in 2001. This increase was principally due to an increase in legal fees and costs of approximately $.5 million incurred as part of the settlement of a class action suit filed against the Company as well as the increase in utility costs, primarily related to the new stores opened.

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

Inflation

The Company does not believe that inflation has had a material impact on its results of operations during the past three years. There can be no assurance, however, that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

In 2003 and 2001 the Company satisfied its cash requirements through cash flows generated from operations as compared to 2002 when cash requirements were satisfied by borrowings under the Company’s credit facility. Net cash provided (used) by operating activities was $4.9 million, ($3.1) million and $10.0 million for 2003, 2002 and 2001, respectively. Cash provided from operations in 2003 was primarily generated from a $6.7 million reduction in inventory. During 2001 the Company generated $10.0 million from operating activities primarily due to a reduction in inventory of $6.8 million and net income before depreciation and amortization of $3.0 million. The reduction in inventory in 2003 was in part due to the discontinuation of the 40 licensed shoe departments and the reduction in inventory maintained at the Company’s outside warehouse. The Company reduced inventory in its outside warehouse in order to improve the Company’s liquidity.

Capital expenditures were $1.0 million, $1.1 million and $.6 million, for 2003, 2002 and 2001, respectively. In 2003 capital expenditures of $.3 million were for the remodel of four stores, $.4 million were for leasehold improvements, fixtures and equipment for four new stores and $.2 million were for leasehold improvements for the build out of the new corporate office. Expenditures for 2002 were primarily for the build out of nine new stores and fixtures for two new licensed shoe departments. Expenditures for 2001 were primarily for the build out of six new stores, two new licensed shoe departments and the remodeling of seven stores.

The Company has signed leases to open two new stores and plans to close one. Net capital expenditures for the two new stores are expected to be approximately $70,000. In addition the Company expects its inventory investment for these two stores to be approximately $.6 million. The Company estimates that total net capital expenditures for 2004 will be approximately $.6 million. The actual amount of capital expenditures will depend in part upon the number of stores opened in 2004 and the construction allowances received from landlords. The number of stores ultimately opened is in part dependent upon the availability of desirable locations and management’s ability to negotiate acceptable lease terms.

The Company intends to carry back a portion of its $3.2 million Federal net operating loss (“NOL”) to the preceding two tax years. This NOL carry back will produce a tax refund of approximately $900,000 which the Company expects to receive in the third quarter of 2004.

Financing Activities provided (used) cash of ($3.7) million, $3.9 million and ($9.4) million in 2003, 2002 and 2001, respectively. The cash used by financing activities in 2003 and 2001 relate to the paydown on the Company’s credit facility primarily driven by the reduction of inventory of $6.7 million in 2003 and $6.8 million in 2001 and from net income before depreciation of $3.0 million in 2001. The cash provided by financing activities in 2002 relates to the net increase in borrowings under the Company’s credit facility.

In April 2003, the Company entered into a credit facility agreement with Wells Fargo Retail Finance, LLC. The facility expires on April 18, 2006 and provides financing for up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Borrowings under the new facility are based upon a percentage of eligible inventory less certain reserves. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. The agreement prohibits the payment of cash dividends and contains various restrictive covenants, including a limitation on the amount of capital expenditures and the number of stores the Company may open and close during any fiscal year.

Interest on borrowings is at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The Company paid off the amount outstanding on its previous loan agreement from proceeds provided from its new loan facility. The average interest rate on outstanding borrowings at January 3, 2004 was 2.98%. As of January 3, 2004 approximately $7.0 million was available for advances under the facility. As of January 3, 2004 the Company was in compliance with its loan covenants.

Although the credit facility expires in April 2006 and the Company has the intent and ability to maintain this debt outstanding far more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

The Company expects that anticipated cash flows from operations and available borrowings under the Company’s credit facility will satisfy its cash requirements for at least the next 12 months. The Company’s capital requirements may vary significantly from anticipated needs, depending upon such factors as operating results and the number and timing of new store openings.

The following summarizes the Company's significant contractual cash obligations as of January 3, 2004 ($ in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$51,604	$84	$31,606	$11,461	$8,453
Documentary and stand-by letters of credit	661	480	181	—	—
Purchase obligations for inventory	10,860	10,860	—	—	—
Service contracts(1)	164	164	—	—	—

Total contractual obligations	$63,289	$11,588	$31,787	$11,461	$8,453

(1)	Service contracts relate to annual maintenance and software support on the Company’s computer system. These contract may be cancelled by the Company.

Recently Issued Accounting Standards

In June 2002, Financial Accounting Standards Board (FASB) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally EITF No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The statement also requires certain financial statement disclosures to be included in the notes to the financial statements that include the period in which an exit or disposal activity is initiated and any subsequent period until the related activity is completed. The Company adopted the provisions of SFAS 146 in the year ended January 3, 2004 for any restructuring activities initiated after December 28, 2002. Adoption of this statement did not have a significant impact on the Company’s financial statements.

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

Termination of License Agreement

In July 1999, the Company entered into a license agreement to operate the shoe departments in Gordmans Inc. department stores located in the Midwest. Pursuant to notification from Gordmans on December 28, 2001 the license agreement expired in June 2002 at which time the Company discontinued operating all 40 of its licensed shoe departments in Gordmans department stores.

Net sales in 2003 and 2002 were negatively impacted because as of June 2002 the Company no longer operated the 40 licensed shoe departments. Net sales generated from the licensed shoe departments were $5.0 million and $14.5 million for the years ended December 28, 2002 and December 29, 2001, respectively. In addition, these stores generated a store operating contribution before overhead, distribution costs, interest and taxes of approximately $.7 million and $2.9 million for the years ended December 28, 2002 and December 29,

2001, respectively. The Company does not allocate overhead, distribution costs, interest or taxes to stores. The majority of the overhead costs which consist of costs such as merchandising, accounting, information systems, rent and insurance are shared expenses of the Shoe Pavilion stores and previously the licensed shoe departments. During the coming year the Company will continue to focus on replacing the Gordmans business by seeking to improve comparable store sales results and opening new stores in carefully targeted markets. There can be no assurance that the Company will be able to increase comparable store sales or open new stores to an extent sufficient to offset the loss of net sales and operating contribution received under the Gordmans license agreement. Failure to successfully implement these plans could have a material adverse impact on the Company’s results of operations.

Uncertainty of Future Operating Results; Fluctuations in Comparable Store Sales

Until 2003, the Company had been profitable. There can be no assurance that the Company will return to profitability. Future operating results will depend upon many factors, including general economic conditions, the level of competition and the ability of the Company to acquire sufficient inventory, achieve its expansion plans and effectively monitor and control costs. There can be no assurance that the Company’s recent gross margin levels will be sustainable in the future.

Historically, the Company’s comparable store sales have fluctuated widely. Although the Company is endeavoring to achieve consistent growth in comparable store sales, there can be no assurance that the Company will not continue to experience volatility in comparable store sales. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company’s comparable store sales decreased 3.9% in 2003, 1.0% in 2002 and, 5.9% in 2001.

Inventory and Sourcing Risk

The Company’s future success will be significantly dependent on its ability to obtain merchandise that consumers want to buy, particularly name brand merchandise with long-term retail appeal, and to acquire such merchandise under favorable terms and conditions. In 2003, the Company’s top ten suppliers accounted for approximately 35% of its inventory purchases. The deterioration of the Company’s relationship with any key vendor or vendors could result in delivery delays, merchandise shortages or less favorable terms than the Company currently enjoys. The Company deals with its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. As the Company’s operations expand, its demand for off-price inventory will continue to increase. The Company’s footwear purchases typically involve manufacturing over-runs, over-orders, mid- or late-season deliveries or last season’s stock. The inability of the Company to obtain a sufficient supply of readily salable, high margin inventory, to negotiate favorable discount and payment agreements with its suppliers or to sell large inventory purchases without markdowns could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Item 1—Business—Sourcing and Purchasing.”

Warehousing and Distribution Services

As of December 29, 2001 the Company’s corporate offices and distribution facility were located in a 92,000 square foot facility in Richmond, California, which the Company occupied under a lease that expired in February 2002. The Company decided not to renew the lease and instead engaged a third party that began providing the warehousing and distribution services for the Company in February 2002. The Company expects to continue this third party relationship. Although the Company did not encounter any major transition difficulties, there can be no assurances that future operational difficulties will not occur that could affect the flow of inventory to its stores.

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

Seasonality and Quarterly Fluctuations

The Company has experienced, and expects to continue to experience, seasonal fluctuations in its net sales and net income. Historically, net sales and net income have been weakest during the first quarter. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including timing of new store openings, the level of net sales contributed by new stores, merchandise mix, the timing and level of price markdowns, availability of inventory, store closures, advertising costs, the success of advertising campaigns competitive pressures and changes in the demand for off-price footwear.

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

During the past three years the economies of the three states in which the Company has stores have been subjected to a significant economic downturn that has only recently begun to end. Although, Shoe Pavilion’s footwear prices are very reasonable, customers have been more cautious in spending for discretionary retail items.

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

International Purchasing

The Company purchases in-season name brand and branded-design merchandise directly from factories in Italy, Brazil and China. The Company has no long-term contracts with direct manufacturing sources and competes with other companies for production facilities. All of the manufacturers with which the Company conducts business are located outside of the United States, and the Company is subject to the risks generally associated with an import business, including foreign currency fluctuations, unexpected changes in foreign regulatory requirements, disruptions or delays in shipments and the risks associated with United States import laws and regulations, including quotas, duties, taxes, tariffs and other restrictions. There can be no assurance that the foregoing factors will not disrupt the Company’s supply of directly-sourced goods or otherwise adversely impact the Company’s business, financial condition and results of operations in the future. See “Item 1— Business—Sourcing and Purchasing.”

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

Future Capital Needs

The Company expects that anticipated cash flows from operations and available borrowings under its credit facility will satisfy its cash requirements for at least the next 12 months. To the extent that the foregoing cash resources are insufficient to fund the Company’s activities, including new store openings planned for 2004, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. Failure to obtain such financing could delay or prevent the Company’s planned expansion, which could adversely affect the Company’s business, financial condition and results of operations.

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

Item 7A—Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk.    The interest payable on the Company’s credit facility is based on variable interest rates and therefore is affected by changes in market rates. A 1% fluctuation in the interest rate on the Company’s credit facility in 2003 would have resulted in a change in interest expense of approximately $73,000. The

Company does not use derivative financial instruments in its investment portfolio and believes that the market risk is insignificant.

Commodity Prices.    The Company is not exposed to fluctuation in market prices for any commodities.

Foreign Currency Risks.    The Company did not have any foreign exchange contracts outstanding at January 3, 2004 or December 28, 2002. The Company makes minimal purchases outside of the United States that involve foreign currencies and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not typically hedge against foreign currency risks and believes that foreign currency exchange risk is insignificant. In the past the Company has used foreign exchange contracts to hedge certain purchases in Eurodollars. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash outflow resulting from inventory purchases will be affected by changes in exchange rates.

Item 8—Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Shoe Pavilion, Inc.

We have audited the accompanying consolidated balance sheets of Shoe Pavilion, Inc. and subsidiary (the “Company”) as of January 3, 2004 and December 28, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 30, 2004

SHOE PAVILION, INC.

CONSOLIDATED BALANCE SHEETS

	January 3, 2004	December 28, 2002
ASSETS

CURRENT ASSETS:
Cash	$1,034,197	$779,308
Receivables	130,012	849,351
Income tax receivables	13,167	522,639
Inventories	26,960,479	33,659,903
Deferred income taxes	1,965,723	703,856
Prepaid expenses	1,520,543	195,924

Total current assets	31,624,121	36,710,981

FIXED ASSETS:
Store fixtures and equipment	4,193,414	4,004,250
Leasehold improvements	4,578,690	4,145,045
Information technology systems	2,311,378	2,315,114

Total	11,083,482	10,464,409
Less accumulated depreciation	8,003,592	6,788,396

Net fixed assets	3,079,890	3,676,013
Deferred income taxes and other	1,605,267	1,006,163

TOTAL	$36,309,278	$41,393,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Borrowings under credit agreement	$5,044,733	$—
Accounts payable	6,720,369	6,220,126
Accrued expenses	3,679,502	2,857,593

Total current liabilities	15,444,604	9,077,719
Borrowings under credit agreement	—	8,491,621
Deferred rent	1,767,485	1,999,027
Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock—$.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value: 15,000,000 shares authorized; 6,800,000 shares issued and outstanding	6,800	6,800
Additional paid-in capital	13,967,258	13,967,258
Retained earnings	5,123,131	7,850,732

Total stockholders’ equity	19,097,189	21,824,790

TOTAL	$36,309,278	$41,393,157

See notes to consolidated financial statements.

SHOE PAVILION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	January 3, 2004	December 28, 2002	December 29, 2001
Net sales	$83,565,951	$83,781,694	$88,135,199
Cost of sales and related occupancy expenses	59,518,841	57,293,685	60,685,541

Gross profit	24,047,110	26,488,009	27,449,658
Selling expenses	20,161,789	18,365,651	17,606,694
General and administrative expenses	8,159,203	7,791,976	6,860,705

Income (loss) from operations	(4,273,882)	330,382	2,982,259
Other income (expense):
Interest	(290,362)	(155,098)	(682,578)
Other—net	556	26,366	56,906

Total other expense—net	(289,806)	(128,732)	(625,672)

Income (loss) before income taxes	(4,563,688)	201,650	2,356,587
Income tax benefit (expense)	1,836,087	(55,095)	(895,420)

Net income (loss)	$(2,727,601)	$146,555	$1,461,167

Net income (loss) per share:
Basic	$(0.40)	$0.02	$0.21
Diluted	$(0.40)	$0.02	$0.21

Weighted average shares outstanding:
Basic	6,800,000	6,800,000	6,800,000
Diluted	6,800,000	6,806,476	6,800,804

See notes to consolidated financial statements.

SHOE PAVILION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Number of Shares	Amount
Balance at December 30, 2000	6,800,000	$6,800	$13,967,258	$6,243,010	$20,217,068
Net income				1,461,167	1,461,167

Balance at December 29, 2001	6,800,000	6,800	13,967,258	7,704,177	21,678,235
Net income				146,555	146,555

Balance at December 28, 2002	6,800,000	6,800	13,967,258	7,850,732	21,824,790
Net loss				(2,727,601)	(2,727,601)

Balance at January 3, 2004	6,800,000	$6,800	$13,967,258	$5,123,131	$19,097,189

See notes to consolidated financial statements.

SHOE PAVILION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 3, 2004	December 28, 2002	December 29, 2001
OPERATING ACTIVITIES:
Net income (loss)	$(2,727,601)	$146,555	$1,461,167
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	1,535,965	1,455,266	1,562,497
Asset impairment expense	88,957	—	—
Other	19,392	(10,485)	526
Deferred income taxes	(1,820,261)	76,921	(55,779)
Effect of changes in:
Inventories	6,699,424	(2,261,725)	6,789,200
Receivables	1,228,811	(762,601)	131,071
Prepaid expenses and other .	(1,199,694)	8,789	(46,453)
Accounts payable	500,243	(2,294,878)	(235,080)
Accrued expenses and deferred rent	584,850	535,061	410,245

Net cash provided (used) by operating activities	4,910,086	(3,107,097)	10,017,394

INVESTING ACTIVITIES:
Purchase of fixed assets	(994,086)	(1,109,991)	(638,966)
Proceeds from sales of fixed assets	—	304,976	—

Net cash used in investing activities	(994,086)	(805,015)	(638,966)

FINANCING ACTIVITIES:
Borrowings (payments) on credit facility, net	(3,446,888)	3,891,621	(9,375,231)
Payment of loan costs	(212,997)	—	—
Principal payments on capital leases	(1,226)	(2,872)	(14,754)

Net cash provided (used) by financing activities	(3,661,111)	3,888,749	(9,389,985)

Net increase (decrease) in cash	254,889	(23,363)	(11,557)
Cash, beginning of period	779,308	802,671	814,228

Cash, end of period	$1,034,197	$779,308	$802,671

CASH PAID FOR:
Interest	$295,734	$151,732	$777,725
Income taxes	$—	$343,304	$939,650

See notes to consolidated financial statements.

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND OPERATIONS

General—Shoe Pavilion, Inc. (the “Company”), a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington and Oregon, under the name Shoe Pavilion. The Company operated 85 stores, including its internet store, and 88 stores as of January 3, 2004 and December 28, 2002, respectively.

In July 1999, the Company entered into a license agreement to operate the shoe department of Gordmans, Inc. (formerly Richman Gordman ½ Price Stores, Inc.) department stores located in the Midwest. Pursuant to notification from Gordmans on December 28, 2001 the license agreement expired in June 2002 at which time the Company discontinued operating the 40 licensed shoe departments in Gordmans department stores. Net sales for the licensed shoe departments in 2002 and 2001 were $5.0 million and $14.5 million, respectively.

The Company purchases inventory from international and domestic vendors. For 2003, the Company’s top ten suppliers accounted for approximately 35% of inventory purchases.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy—The consolidated financial statements include the Company and its wholly-owned subsidiary, Shoe Pavilion Corporation. All significant intercompany balances and transactions have been eliminated.

Year End—The Company’s year end is based upon a 52/53 week year ending on the Saturday nearest to December 31. All references herein to 2003, 2002 and 2001 refer to the years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively. January 3, 2004 was a 53 week year. December 28, 2002 and December 29, 2001 were 52 week years.

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

Estimated Fair Value of Financial Instruments—The carrying value of cash, accounts receivable, accounts payable and debt approximates their estimated fair values at January 3, 2004.

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

Income Taxes—Income taxes are accounted under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred income taxes result primarily from deferred rent, fixed asset basis differences, UNICAP adjustments and inventory reserves.

Deferred Rent—Certain of the Company’s store leases provide for free or reduced rent during an initial portion of the lease term. Deferred rent consists of the aggregate obligation for lease payments under these leases amortized on a straight-line basis over the lease term, in excess of amounts paid. In addition, deferred rent

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes construction allowances received from landlords, which are amortized on a straight-line basis over the initial lease term.

Preopening Costs—Store preopening costs are charged to expense as incurred.

Asset Impairment—The Company reviews long lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management evaluates the carrying value of assets associated with stores which have been open at least 14 consecutive months. Using its best estimates based upon reasonable assumptions and projections, the Company records an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected future cash flows. The impairment charge is recorded in selling, general and administrative expenses. Management’s estimates and assumptions used in the projections are subject to a high degree of judgement and if actual results differ, additional losses may be recorded. During the 2003 the Company recorded an impairment charge of $89,000 to write down assets in 7 stores to their estimated fair value. No impairment charges were recorded in 2002 or 2001.

Advertising expense—During 2003, 2002 and 2001 the Company spent $5.1 million, $3.5 million and $2.8 million, respectively on advertising.

Net Income (Loss) Per Share—Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net income by the weighted average number of common shares outstanding for the period plus the dilutive effect of outstanding stock options.

Comprehensive Income (loss) is equal to net income (loss) for all periods presented.

Stock-Based Compensation—The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. As the Company issues its options at fair value, no compensation expense has been recognized in the financial statements for stock option arrangements.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No.123, as amended by SFAS No. 148, Accounting for Stock Based Compensation, as described on Note 6.

	Year Ended January 3, 2004	Year Ended December 28, 2002	Year Ended December 29, 2001
Net income (loss), as reported	$(2,727,601)	$146,555	$1,461,167
Deduct stock-based compensation determined under fair value method, net of related tax benefits	(6,008)	(30,719)	(78,992)

Pro forma net income (loss)	$(2,733,609)	$115,836	$1,382,175

Net income (loss) per share:
As reported:
Basic and diluted	$(0.40)	$0.02	$0.21
Pro forma:
Basic and diluted	$(0.40)	$0.02	$0.20

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The statement also requires certain financial statement disclosures to be included in the notes to the financial statements that include the period in which an exit or disposal activity is initiated and any subsequent period until the related activity is completed. The Company adopted the provisions of SFAS No. 146 in the year ended January 3, 2004 for any restructuring activities initiated after December 28, 2002. Adoption of this statement did not have a significant impact on the Company’s financial statements.

3.    FINANCING AGREEMENTS

In April 2003, the Company entered into a credit facility agreement with Wells Fargo Retail Finance, LLC. The facility expires on April 18, 2006 and provides financing for up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Borrowings under the new facility are based upon a percentage of eligible inventory less certain reserves. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. The agreement prohibits the payment of cash dividends and contains various restrictive covenants including a limitation on the amount of capital expenditures and the number of stores the Company may open and close during any fiscal year.

Interest on borrowings is at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The Company paid off the amount outstanding on its previous loan agreement from proceeds provided from its new loan facility. The average interest rate on outstanding borrowings at January 3, 2004 was 2.98%. As of January 3, 2004 approximately $7.0 million was available for advances under the facility. As of January 3, 2004 the Company was in compliance with its loan covenants.

Although the credit facility expires in April 2006 and the Company has the intent and ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

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

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments required are as follows:

Operating Leases
Fiscal Year
2004	$12,840,287
2005	10,062,248
2006	8,787,264
2007	6,925,015
2008	4,536,454
Thereafter	8,453,058

Total future minimum lease payments.	$51,604,326

Rental expense for the years ended January 3, 2004, December 28, 2002 and December 29, 2001 was $12,964,079, $11,751,558 and $11,723,231, respectively, including contingent rentals of $140,197, $664,484 and $1,590,724 , respectively.

Letters of Credit—The Company obtains letters of credit in connection with overseas purchase arrangements. The total amounts outstanding were $479,917 and $338,180 as of January 3, 2004 and December 28, 2002, respectively. As of January 3, 2004 the Company also had $181,331 outstanding in standby letters of credit relating to rental agreements.

Contingencies—On March 5, 2002, the Company was sued in Los Angeles County Superior Court by one of its store managers who asserted that he and all other store managers were improperly classified as “exempt” employees under California’s wage and hour laws and therefore are entitled to overtime wages. An amended complaint seeking class action status on behalf of all store managers was subsequently filed with the court. The Company denied the plaintiff’s claims and filed an answer challenging class certification. In December 2003 the Company entered into a settlement agreement of the lawsuit. Under the terms of the agreement, which must be approved by the court, the Company would pay store managers a stipulated cash settlement based upon the number of weeks worked for the period from April 1, 1998 through December 31, 2003. During the fourth quarter ended January 3, 2004 the Company recorded a reserve of approximately $1.0 million for the estimated costs associated with the lawsuit settlement. This amount is included in general and administrative expenses in the statement of operations.

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

The Company is also party to various legal proceedings arising from normal business activities. Management believes that while it is reasonably possible that some of these matters will result in settlements to be paid by the Company, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	January 3, 2004	December 28, 2002	December 29, 2001
Current:
Federal	$(16,483)	$79,380	$791,576
State	657	(101,206)	159,623

Total current	(15,826)	(21,826)	951,199
Deferred	(1,820,261)	76,921	(55,779)

Total provision (benefit)	$(1,836,087)	$55,095	$895,420

A reconciliation of the statutory federal income tax rate with the Company's effective tax (benefit) rate is as follows:

	January 3, 2004	December 28, 2002	December 29, 2001
Statutory federal rate	(34.0%)	34.0%	34.0%
State income taxes,net of federal income tax benefit	(6.2%)	5.3%	5.8%
State tax credits	0.0%	(13.8%)	(1.9%)
Other	0.0%	1.8%	0.1%

Effective tax (benefit) rate	(40.2%)	27.3%	38.0%

During 2002, the Company completed a tax credit study of available California tax credits from 1998 through 2002, which resulted in a state income tax benefit and is reflected in the 2002 rate reconciliation as a rate credit of 13.8%.

The components of deferred tax assets (liabilities) are as follows:

	January 3, 2004	December 28, 2002
Current
Uniform capitalization of inventory costs	$332,690	$376,085
Accrued vacation	140,854	105,684
Inventory reserves	250,451	304,977
Prepaid expenses	(9,194)	(10,502)
State taxes	(210,022)	(119,021)
Legal reserve	415,051	—
Net operating loss	1,004,764	—
Other	41,129	46,633

Current, net	1,965,723	703,856

Non-Current:
Difference in basis of fixed assets	819,522	420,782
Deferred rent and tenant improvements	378,110	469,126
Net operating loss	250,677	—

Total non-current	1,448,309	889,908

Net deferred tax asset	$3,414,032	$1,593,764

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 3, 2004, the Company had Net Operating Losses (“NOL”) of approximately $3.2 million and $2.0 million for federal and state tax purposes, respectively. The federal NOL carryforwards begin to expire in 2024 and the state NOL carryforwards begin to expire in 2014. The Company intends to carryback a portion of the federal NOL to the preceding two tax years. This NOL carryback will produce a tax refund of approximately $900,000.

A valuation allowance is provided when it is more likely than not that some or a portion or all of the deferred tax asset will not be realized. Based upon its history of earnings the Company believes that the realization of its deferred tax asset is more likely than not and therefore has not provided a valuation allowance for its deferred tax asset.

6.    STOCKHOLDERS’ EQUITY

Stock Options—In January 1998, the Company adopted the 1998 Equity Incentive Plan (the “1998 Plan”) authorizing the issuance of 1,000,000 shares of common stock to key employees and consultants of the Company. The 1998 Plan provides for awards of incentive stock options and nonqualified stock option grants to purchase common stock at prices equal to fair market value at the date of grant. Such options vest 25% each year, beginning on each anniversary date from the date of grant and expire ten years from that date. At January 3, 2004, 804,625 options were available for grants and 188,000 options were exercisable.

Directors’ Stock Options—In January 1998, the Company adopted the Directors’ Stock Option Plan (the “Directors’ Plan”) authorizing the issuance of 100,000 shares of common stock to non-employee directors of the Company. The Directors’ Plan provides for awards of nonqualified stock options to purchase common stock at prices equal to fair market value at the date of grant. Such options vest 100% one year from grant date and expire six years from that date. At January 3, 2004, 47,500 options were available for grant and 45,000 options were exercisable.

The following tables summarize information about outstanding stock options under both plans:

	Number of shares	Weighted Average Exercise price
Balance at December 30, 2000	295,750	$4.78
Options granted	37,500	1.10
Options canceled	(43,750)	5.73

Balance at December 29, 2001	289,500	4.16
Options granted	57,500	1.22
Options canceled	(89,000)	1.65

Balance at December 28, 2002	258,000	4.37
Options granted	7,500	1.03
Options canceled	(17,625)	6.18

Balance at January 3, 2004	247,875	$4.14

Weighted average fair value of options granted during 2003, 2002 and 2001 were $0.68, $0.86 and $0.99, respectively.

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Range of Exercise Prices	Number Outstanding at January 3, 2004	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exerciseable at January 3, 2004	Weighted Average Exercise Price
$1.03–$ 1.81	45,000	4.53	$1.52	36,250	$1.61
$1.94–$ 1.94	90,875	6.48	1.94	85,750	1.94
$5.00–$10.25	112,000	3.53	6.98	111,000	6.96

$1.03–$10.25	247,875	4.79	$4.14	233,000	$4.28

SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income (loss) and net income (loss) per share as though the Company had adopted the fair value method as of the beginning of 1995, see Note 2. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions and forfeitures being recognized as they occur.

	Year Ended January 3, 2004	Year Ended December 28, 2002	Year Ended December 29, 2001
Expected life in years following vesting	5.0 years	8.04 years	7.3 years
Stock price volatility	81.97%	67.19%	124.08%
Risk free interest rate	2.6%	4.5%	4.8%
Dividends during term	None	None	None

7.    EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) Savings Plan (the “Plan”). Employees become eligible to participate in the Plan after completing one year of service and attainment of the age 21. Generally, employees may contribute up to 15% of their compensation or a maximum of $12,000 in accordance with IRC Sections 402(g), 401(k) and 415. The Company may at its sole discretion, contribute and allocate to each eligible participant’s account a percentage of the participant’s elective deferral contributions. The Company made no contributions to the Plan for the year ended January 3, 2004. The Company expensed $5,000 and $18,794 related to the Company’s matching contributions for the years ended December 28, 2002 and December 29, 2001, respectively. The Company’s contributions vest over a five-year period.

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Sales	Gross Profit	Net Income (loss)	Net Income (loss) Per Share
				Basic	Diluted
	(In thousands, except per share data)
2003
4th Quarter	$22,240	$7,541	$24	$0.00	$0.00
3rd Quarter	21,581	6,137	(1,203)	(0.18)	(0.18)
2nd Quarter	21,162	6,132	(231)	(0.03)	(0.03)
1st Quarter	18,583	4,237	(1,318)	(0.19)	(0.19)

2002 Quarters
4th Quarter	$20,675	$5,923	($354)	($0.05)	($0.05)
3rd Quarter	18,952	6,051	(104)	(0.02)	(0.02)
2nd Quarter	22,740	7,906	528	0.08	0.08
1st Quarter	21,415	6,608	77	0.01	0.01

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

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

PART III

Item 10—Directors and Executive Officers of the Registrant

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 above.

Code of Ethics

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders under the caption “Corporate Governance”.

Item 11—Executive Compensation

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders under the caption “Ownership of Management and Principal Stockholders.”

Item 13—Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

Item 14—Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders under the captions “Principal Accountant Fees and Services.”

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements of the Company are included in Part II, Item 8:

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(2) Consolidated Supplementary Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

See attached Exhibit Index.

(b) Reports on Form 8-K

(1) On November 17, 2003 the Company filed an 8-K reporting under item 12 the issuance of a press release announcing the Company’s operating results for the third quarter and thirty-nine weeks ended September 27, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004

SHOE PAVILION, INC.

By:	/s/ DMITRY BEINUS
Dmitry Beinus
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ DMITRY BEINUS Dmitry Beinus	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ JOHN D. HELLMANN John D. Hellmann	Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2004

/s/ DENISE ELLWOOD Denise Ellwood	Director	March 30, 2004

/s/ DAVID H. FOLKMAN David H. Folkman	Director	March 30, 2004

/s/ PETER G. HANELT Peter G. Hanelt	Director	March 30, 2004

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Exhibit

2.1	Exchange Agreement dated February 23, 1998 by and among Shoe Pavilion, Inc., Shoe Inn, Inc. and Dmitry Beinus (Incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-41877).

3.1	Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.1 to Registration Statement No. 333-41877).

3.2	Bylaws of the Registrant (Incorporated by reference from Exhibit 3.2 to Registration Statement No. 333-41877).

4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-41877).

10.1	Lease Agreement between Lincoln-Whitehall Pacific, LLC and Shoe Inn, Inc. dated October 28, 1996 (Incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-41877).

10.2	First Amendment to Lease Agreement between Lincoln-Whitehall Pacific, LLC and Shoe Pavilion Corporation dated September 17, 1998. (Incorporated by reference from Exhibit 10.2 to the Company’s 10-K filed March 23, 1999)

10.3	Second Amendment to Lease Agreement between Lincoln-Whitehall Pacific, LLC and Shoe Pavilion Corporation dated January 11, 1999. (Incorporated by reference from Exhibit 10.3 to the Company’s 10-K filed March 23, 1999)

10.4	1998 Equity Incentive Plan with forms of non-qualified and incentive stock option agreements (Incorporated by reference from Exhibit 10.2 to Registration Statement No. 333-41877).

10.5	Directors’ Stock Option Plan with form of stock option agreement (Incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-41877).

10.6	Credit Agreement dated December 1, 1998 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association. (Incorporated by reference from Exhibit 10.6 to the Company’s 10-K filed March 23, 1999)

10.7	Revolving Line of Credit Note dated December 1, 1998 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association. (Incorporated by reference from Exhibit 10.7 to the Company’s 10-K filed March 23, 1999)

10.8	Continuing Guaranty dated December 1, 1998 between Shoe Pavilion, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference from Exhibit 10.8 to the Company’s 10-K filed March 23, 1999)

10.9	Tax Allocation Agreement dated February 18, 1998 between Shoe Inn, Inc. and Dmitry Beinus (Incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-41877).

10.10	Agreement of Purchase and Sale dated as of April 14, 1997 among Standard Shoe Company and Shoe Inn, Inc. (Incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-41877).

10.11	Form of Indemnification Agreement between the Registrant and certain of its officers and directors (Incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-41877).

10.12	License Agreement dated July 7, 1999 between Richman Gordman ½ Price Stores, Inc. and Shoe Pavilion, Inc. (Incorporated by reference from Exhibit 10.1 to the Company’s 10-Q filed August 5, 1999)

Exhibit Number	Exhibit

10.13	First Amendment to License Agreement between Richman Gordman ½ Price Stores, Inc. and Shoe Pavilion, Inc. dated December 20, 1999. (Incorporated by reference from Exhibit 10.13 to the Company’s 10-K filed March 27, 2000)

10.14	First Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated October 30, 1999. (Incorporated by reference from Exhibit 10.14 to the Company’s 10-K filed March 27, 2000)

10.15	Second Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated February 8, 2000. (Incorporated by reference from Exhibit 10.15 to the Company’s 10-K filed March 27, 2000)

10.16	Third Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated March 9, 2000. (Incorporated by reference from Exhibit 10.16 to the Company’s 10-K filed March 27, 2000)

10.17	Credit Agreement dated February 27, 2001 between Shoe Pavilion Corporation and Wells Fargo Bank,National Association. (Incorporated by reference from exhibit 10.17 to the Company’s 10-K filed March 30, 2001)

10.18	First Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated June 1, 2001. (Incorporated by reference from exhibit 10.18 to the Company’s 10-Q filed November 13, 2001)

10.19	Second Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association. dated September 1, 2001 (Incorporated by reference from exhibit 10.19 to the Company’s 10-Q filed November 13, 2001)

10.20	Revolving Line of Credit Note dated February 27, 2001 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association (Incorporated by reference from exhibit 10.20 to the Company’s 10-K filed March 28, 2002)

10.21	Revolving Line of Credit Note dated June 1, 2001 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association (Incorporated by reference from exhibit 10.21 to the Company’s 10-K filed March 28, 2002)

10.22	Third Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated March 1, 2002. (Incorporated by reference from exhibit 10.22 to the Company’s 10-K filed March 28, 2002)

10.23	Revolving Line of Credit Note dated June 25, 2002 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association (Incorporated by reference from exhibit 10.23 to the Company’s 10-Q filed August 12, 2002)

10.24	Fourth Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated June 25,2002. (Incorporated by reference from exhibit 10.24 to the Company’s 10-Q filed August 12, 2002)

10.25	Revolving Line of Credit Note dated September 1,2002 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association (Incorporated by reference from exhibit 10.25 to the Company’s 10-Q filed November 12, 2002)

10.26	Fifth Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated September 1,2002 (Incorporated by reference from exhibit 10.26 to the Company’s 10-Q filed November 12, 2002)

Exhibit Number	Exhibit

10.27	Revolving Line of Credit Note dated November 14,2002 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association. ( Incorporated by reference from Exhibit 10.27 to the Company’s 10-K filed March 27, 2003)

10.28	Sixth Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated November 14, 2002. ( Incorporated by reference from Exhibit 10.28 to the Company’s 10-K filed March 27, 2003)

10.29	Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC dated April 18, 2003 ( Incorporated by reference from Exhibit 10.1 to the Company’s 8-K filed on May 12, 2003)

10.30	Security Agreement between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003 ( Incorporated by reference from Exhibit 10.2 to the Company’s 8-K filed on May 12, 2003)

10.31	Stock Pledge Agreement between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003 ( Incorporated by reference from Exhibit 10.3 to the Company’s 8-K filed on May 12, 2003)

10.32	General Continuing Guaranty between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003 ( Incorporated by reference from Exhibit 10.4 to the Company’s 8-K filed on May 12, 2003)

21	List of Subsidiaries.

23	Independent Auditors’ Consent.

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.