Form 10-Q
period 2004-04-03
SHOE PAVILION INC
filed 2004-05-17
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

As of May 14, 2004 the Registrant had 6,800,000 shares of Common Stock outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following financial statements and related financial information are filed as part of this report:

Shoe Pavilion, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	April 3, 2004	January 3, 2004
ASSETS
CURRENT ASSETS:
Cash	$1,194	$1,034
Receivables	95	130
Income tax receivables	6	13
Inventories	30,187	26,960
Deferred income taxes	1,966	1,966
Prepaid expenses	1,743	1,521

Total current assets	35,191	31,624

Property and equipment, net	2,733	3,080
Deferred income taxes and other	1,588	1,605

TOTAL	$39,512	$36,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Borrowings under credit agreement	$3,775	$5,045
Accounts payable	10,456	6,720
Accrued expenses	4,116	3,680

Total current liabilities	18,347	15,445

Deferred rent	1,716	1,767
Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock- $.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock- $.001 par value: 15,000,000 shares authorized; 6,800,000 shares issued and outstanding	7	7
Additional paid-in capital	13,967	13,967
Retained earnings	5,475	5,123

Total stockholders’ equity	19,449	19,097

TOTAL	$39,512	$36,309

See notes to consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended
(In thousands, except per share and number of stores)	April 3, 2004	March 29, 2003
Net sales	$19,573	$18,583
Cost of sales and related occupancy expenses	12,948	14,346

Gross profit	6,625	4,237
Selling, general and administrative expenses	5,969	6,374

Income (loss) from operations	656	(2,137)
Interest expense	(72)	(60)

Income (loss) before income taxes	584	(2,197)
Income tax benefit (expense)	(232)	879

Net income (loss)	$352	$(1,318)

Earnings (loss) per share:
Basic	$0.05	$(0.19)
Diluted	$0.05	$(0.19)

Weighted average shares outstanding:
Basic	6,800	6,800
Diluted	6,816	6,800

Stores operated at end of period	85	87

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended
(In thousands)	April 3, 2004	March 29, 2003
Operating activities:
Net income (loss)	$352	$(1,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	353	376
Asset impairment expense	57	—
Loss on disposition of assets	6	—
Effect of changes in:
Inventories	(3,227)	(550)
Receivables	42	(238)
Prepaid expenses and other	(223)	(268)
Accounts payable	3,736	2,934
Accrued expenses and deferred rent	387	(542)

Net cash provided by operating activities	1,483	394

Investing activities:
Purchase of property and equipment	(51)	(479)

Net cash used in investing activities	(51)	(479)

Financing activities:
Borrowings (payments) on credit facility, net	(1,270)	809
Principal payments on capital lease	(2)	—

Net cash provided (used) by financing activities	(1,272)	809

Net increase in cash	160	724
Cash, beginning of period	1,034	779

Cash, end of period	$1,194	$1,503

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

General - The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. (the “Company”) without audit, and in the opinion of management, include all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods presented. The balance sheet as of January 3, 2004 presented herein has been derived from the audited financial statements of the Company included in the Annual Report on Form 10-K for the year ended January 3, 2004.

The significant accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended January 3, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended January 3, 2004.

The results of operations for the thirteen weeks ended April 3, 2004 presented herein are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss) and net income (loss) are the same.

Impairment of Long-Lived Assets - The Company reviews long lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management evaluates the carrying value of assets associated with stores which have been open longer than 14 months. Using its best estimates based upon reasonable assumptions and projections, the Company records an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected future cash flows. The impairment charge is recorded in selling, general and administrative expenses. Management’s estimates and assumptions used in the projections are subject to a high degree of judgement and if actual results differ, additional losses may be recorded.

During the first quarter of 2004 the Company identified one store where the carrying value of its long-lived assets would not be recoverable through future cash flows. Accordingly an impairment charge of $57,000 was recorded during the thirteen weeks ended April 3, 2004 to write down such assets to their estimated fair value.

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

	Quarter Ended
	April 3, 2004	March 29, 2003
Net income (loss), as reported	$352,000	$(1,318,000)
Deduct stock-based compensation determined under fair value method, net of related tax benefits	(13,034)	(4,474)

Pro forma net income (loss)	$338,966	$(1,322,474)

Net income (loss) per share:
As reported:
Basic and diluted	$0.05	$(0.19)
Pro forma:
Basic and diluted	$0.05	$(0.19)

2. Financing Agreements

In April 2003, the Company entered into a credit facility agreement with Wells Fargo Retail Finance, LLC. The facility expires on April 18, 2006 and provides financing for up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Borrowings under the facility are based upon a percentage of eligible inventory less certain reserves. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. The credit facility prohibits the payment of cash dividends and contains various restrictive covenants including a limitation on the amount of capital expenditures and the number of stores the Company may open and close during any fiscal year.

Interest on borrowings is at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The average interest rate on outstanding borrowings at April 3, 2004 was 3.2%. As of April 3, 2004 approximately $9.5 million was available for advances under the facility. As of April 3, 2004 the Company was in compliance with its loan covenants.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General—Shoe Pavilion, Inc., a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington and Oregon, under the name Shoe Pavilion. The Company had 85 and 87 stores open as of April 3, 2004 and March 29, 2003, respectively.

Results of Operations

Net sales. The Company’s net sales for the thirteen weeks ended April 3, 2004 increased 5.3% to $19.6 million from $18.6 million for the same period in 2003. The increase was primarily due to the 6.0% increase in comparable store net sales for the thirteen weeks ended April 3, 2004 compared to the same period last year.

Gross Profit. Cost of sales includes landed merchandise and occupancy costs. For the thirteen weeks ended April 3, 2004 gross profit increased 56.4% to $6.6 million from $4.2 million for the same period last year. Gross profit as a percentage of net sales increased to 33.8% for the thirteen weeks ended April 3, 2004 from 22.8% for the same period last year. As a percentage of net sales, the merchandising gross profit increased 9.5% while occupancy costs decreased 1.5%. The increase in merchandising gross profit as a percentage of net sales was primarily due to lower markdowns taken during the thirteen weeks ended April 3, 2004. Occupancy costs as a percentage of net sales decreased as the Company was able to leverage the increase in comparable store net sales.

Selling, General and Administrative Expenses. For the thirteen weeks ended April 3, 2004 selling, general and administrative expenses decreased by $.4 million or 6.4% to $6.0 million from $6.4 million for the same period last year. As a percentage of net sales, selling general and administrative expenses were 30.5% for the thirteen weeks ended April 3, 2004 compared to 34.3% for the same period last year. The decrease in general and administrative expenses is primarily due to the reduction in payroll and related costs, the settlement of the lawsuit against Gordmans Inc. in 2003 and the costs associated with the lawsuit and the scaling back of advertising.

Interest Expense. Interest expense for the thirteen weeks ended April 3, 2004 was $72,000 relatively unchanged compared to $60,000 for the same period last year.

Liquidity and Capital Resources

Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash provided by operating activities was $1.5 million for the thirteen weeks ended April 3, 2004 compared to $.4 million for the same period in 2003. This increase in net cash provided from operating activities was primarily attributable to the increase in net income and the increase in accounts payable. The increase in accounts payable was primarily due to the increase in inventory primarily related to the early shipment of second quarter merchandise.

Capital expenditures for the thirteen weeks ended April 3, 2004 were $51,000. These expenditures primarily related to leasehold improvements and fixtures and equipment for one store the Company opened in March 2004 and the remodeling of one store. The Company expects capital expenditures for 2004 to be less than the $1.0 million maximum allowed under its credit facility. The actual amount used for capital expenditures will depend in part on the number of stores remodeled and new stores opened. The Company currently plans to open two to three stores during the balance of 2004. The number of stores ultimately opened is in part dependent upon the availability of desirable locations and management’s ability to negotiate acceptable lease terms.

Financing activities used cash of $1.3 million during the thirteen weeks ended April 3, 2004. The cash used by financing activities during this period primarily relates to the pay down on the Company’s credit facility. During the same period in 2003, $.8 million was provided by financing activities which related to additional borrowings under the Company’s credit facility.

In April 2003, the Company entered into a credit facility agreement with Wells Fargo Retail Finance, LLC. The facility expires on April 18, 2006 and provides financing for up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Borrowings under the facility are based upon a percentage of eligible inventory less certain reserves. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. The credit facility prohibits the payment of cash dividends and contains various restrictive covenants including a limitation on the amount of capital expenditures and the number of stores the Company may open and close during any fiscal year.

Interest on borrowings is at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The average interest rate on outstanding borrowings at April 3, 2004 was 3.2%. As of April 3, 2004 approximately $9.5 million was available for advances under the facility. As of April 3, 2004 the Company was in compliance with its loan covenants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information reported in the Company’s Form 10-K for the year ended January 3, 2004.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2002, the Company was sued in Los Angeles County Superior Court by one of its store managers who asserted that he and all other store managers in California were improperly classified as “exempt” employees under California’s wage and hour laws and therefore are entitled to overtime wages. An amended complaint seeking class action status on behalf of all store managers in California was subsequently filed with the court. The Company denied the plaintiff’s claims and filed an answer challenging class certification. In December 2003, the Company entered into a settlement agreement of the lawsuit. Under the terms of the agreement, which must be approved by the court, the Company would pay store managers a stipulated cash settlement based upon the number of weeks worked for the period from April 1, 1998 through December 31, 2003. During the fourth quarter ended January 3, 2004 the Company recorded a reserve of approximately $1.0 million for the costs associated with the lawsuit settlement. The court granted preliminary approval on April 16, 2004, however the agreement is still subject to final court approval.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required to be filed as part of this report:

31.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended April 3, 2004:

(i) On March 1, 2004 the Company filed a Form 8-K reporting under item 12 the issuance of a press release announcing the Company’s operating results for the fourth quarter and year ending January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of May 2004.

SHOE PAVILION, INC., as Registrant

By	/s/ Dmitry Beinus
Dmitry Beinus
Chairman and Chief Executive Officer

By	/s/ John D. Hellmann
John D. Hellmann
Vice President and Chief Financial Officer