Form 10-Q
period 2004-07-03
SHOE PAVILION INC
filed 2004-08-16
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

As of August 10, 2004 the Registrant had 6,800,000 shares of Common Stock outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following financial statements and related financial information are filed as part of this report:

Shoe Pavilion, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	July 3, 2004	January 3, 2004
ASSETS
CURRENT ASSETS:
Cash	$944	$1,034
Receivables	39	130
Income tax receivables	4	13
Inventories	33,080	26,960
Deferred income taxes	1,966	1,966
Prepaid expenses	1,717	1,521

Total current assets	37,750	31,624

Property and equipment, net	2,734	3,080
Deferred income taxes and other	1,586	1,605

TOTAL	$42,070	$36,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Borrowings under credit agreement	$4,300	$5,045
Accounts payable	11,131	6,720
Accrued expenses	4,350	3,680
Current portion of capitalized lease obligations	170	—

Total current liabilities	19,951	15,445

Deferred rent	1,976	1,767
Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock- $.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock- $.001 par value: 15,000,000 shares authorized; 6,800,000 shares issued and outstanding	7	7
Additional paid-in capital	13,967	13,967
Retained earnings	6,169	5,123

Total stockholders’ equity	20,143	19,097

TOTAL	$42,070	$36,309

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts and number of stores)

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$20,729	$21,162	$40,302	$39,745
Cost of sales and related occupancy expenses	13,383	15,030	26,331	29,376

Gross profit	7,346	6,132	13,971	10,369
Selling, general and administrative expenses	6,120	6,427	12,089	12,801

Income (loss) from operations	1,226	(295)	1,882	(2,432)
Interest expense	(70)	(89)	(142)	(149)

Income (loss) before income taxes	1,156	(384)	1,740	(2,581)
Income tax benefit (expense)	(462)	153	(694)	1,032

Net income (loss)	$694	$(231)	$1,046	$(1,549)

Earnings (loss) per share:
Basic	$0.10	$(0.03)	$0.15	$(0.23)
Diluted	$0.10	$(0.03)	$0.15	$(0.23)

Weighted average shares outstanding:
Basic	6,800	6,800	6,800	6,800
Diluted	6,925	6,800	6,852	6,800

Stores operated at end of period			83	87

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Twenty-six weeks ended
	July 3, 2004	June 28, 2003
Operating activities:
Net income (loss)	$1,046	$(1,549)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	693	770
Asset impairment expense	57	42
Loss on disposition of assets	6	7
Effect of changes in:
Inventories	(6,120)	4,014
Receivables	100	(212)
Prepaid expenses and other	(213)	(269)
Accounts payable	4,411	(222)
Accrued expenses and deferred rent	885	(209)

Net cash provided by operating activities	865	2,372

Investing activity:
Purchase of property and equipment	(190)	(771)

Net cash used in investing activity	(190)	(771)

Financing activities:
Payments on credit facility, net	(745)	(1,526)
Principal payments on capital leases	(20)	—

Net cash used in financing activities	(765)	(1,526)

Net increase (decrease) in cash	(90)	75
Cash, beginning of period	1,034	779

Cash, end of period	$944	$854

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

The results of operations for the thirteen weeks and twenty-six weeks ended July 3, 2004 presented herein are not necessarily indicative of the results to be expected for the full year.

Reclassifications – Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

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

During the first quarter of 2004 the Company identified one store where the carrying value of its long-lived assets would not be recoverable through future cash flows. Accordingly an impairment charge of $57,000 was recorded during the thirteen weeks ended April 3, 2004 to write down such assets to their estimated fair value. Based upon the Company’s review of long lived assets for the second quarter ended July 3, 2004 no impairment charge was recorded during the second quarter.

Net Income (Loss) Per Share – Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing the net income by the weighted average number of common shares outstanding for the period plus the dilutive effect of outstanding stock options. The following table summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	( in thousands)		( in thousands)
Weighted average number of shares - basic	6,800	6,800	6,800	6,800
Add: effect of dilutive securities	125	—	52	—

Weighted average number of shares - diluted	6,925	6,800	6,852	6,800

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income (loss), as reported	$694,000	$(231,000)	$1,046,000	$(1,549,000)
Deduct stock-based compensation determined under fair value method, net of related tax benefits	(34,317)	(1,222)	(47,351)	(5,696)

Pro forma net income (loss)	$659,683	$(232,222)	$998,649	$(1,554,696)

Net income (loss) per share:
As reported:
Basic and diluted	$0.10	$(0.03)	$0.15	$(0.23)
Pro forma:
Basic and diluted	$0.10	$(0.03)	$0.15	$(0.23)

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

Interest on borrowings is at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The average interest rate on outstanding borrowings at July 3, 2004 was 3.4%. As of July 3, 2004 approximately $10.8 million was available for advances under the facility. As of July 3, 2004 the Company was in compliance with its loan covenants.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General—Shoe Pavilion, Inc., a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington and Oregon, under the name Shoe Pavilion. The Company operated 83 and 87 stores as of July 3, 2004 and June 28, 2003, respectively.

Results of Operations

Net sales. The Company’s net sales for the thirteen weeks ended July 3, 2004 decreased 2.0% to $20.7 million from $21.2 million for the same period in 2003. The decrease was primarily due to the reduction in net sales in the nine stores closed from April 2003 through July 3, 2004, net of five opened during this period. This decrease was partially offset by the 1.6% increase in comparable stores sales for the thirteen weeks ended July 3, 2004 compared to the same period last year.

Net sales for the twenty-six weeks ended July 3, 2004 increased 1.4% to $40.3 million from $39.7 million for the same period in 2003. The increase was primarily due to the 3.7% increase in comparable store sales compared to the same period last year. This increase was partially offset by the reduction in net sales in the ten stores closed from January 2003 through July 3, 2004, net of five new stores opened.

Gross Profit. Cost of sales includes landed merchandise and occupancy costs. For the thirteen weeks ended July 3, 2004 gross profit increased 19.8% to $7.3 million from $6.1 million for the same period last year. Gross profit as a percentage of net sales increased to 35.4% for the thirteen weeks ended July 3, 2004 from 29.0% for the same period last year. As a percentage of net sales, the merchandising gross profit increased 7.0% while occupancy costs increased .6%. The increase in merchandising gross profit as a percentage of net sales was primarily due to a higher average selling price per unit during the thirteen weeks ended July 3, 2004.

For the twenty-six weeks ended July 3, 2004 gross profit increased 34.7% to $14.0 million from $10.4 million for the same period last year. Gross profit as a percentage of net sales increased to 34.7% for the twenty-six weeks ended July 3, 2004 from 26.1% for the same period last year. As a percentage of net sales, the merchandising gross profit increased 8.2% while occupancy costs decreased .4%. The increase in merchandising gross profit as a percentage of net sales was primarily due to a higher average selling price per unit during the twenty-six weeks ended July 3, 2004.

Selling, General and Administrative Expenses. For the thirteen weeks ended July 3, 2004 selling, general and administrative expenses decreased by $.3 million or 4.8% to $6.1 million from $6.4 million for the same period last year. As a percentage of net sales, selling, general and administrative expenses were 29.5% for the thirteen weeks ended July 3, 2004 compared to 30.4% for the same period last year. For the twenty-six weeks ended July 3, 2004 selling, general and administrative expenses decreased by $.7 million or 5.6% to $12.1 million from $12.8 million for the same period last year. As a percentage of net sales, selling, general and administrative expenses were 30.0% for the twenty-six weeks ended July 3, 2004 compared to 32.2% for the same period last year. The decrease in selling, general and administrative expenses for the thirteen weeks and twenty-six weeks ended July 3, 2004 is primarily due to the reduction in advertising and the reduction in payroll and related costs compared to the previous year. The reduction in payroll is primarily related to stores closed.

Interest Expense. Interest expense for the thirteen weeks and twenty-six weeks ended July 3, 2004 was $70,000 and $142,000, respectively, relatively unchanged compared to $89,000 and $149,000 for the same periods last year.

Liquidity and Capital Resources

Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash provided by operating activities was $.9 million for the twenty-six weeks ended July 3, 2004 compared to $2.4 million for the same period in 2003. This decrease in net cash provided from operating activities was primarily attributable to the increase in inventory and the increase in accounts payable. The increase in accounts payable and inventory is primarily due to the early shipment of third quarter merchandise and merchandise for three new stores to be opened in Arizona during July and August of 2004.

Capital expenditures for the twenty-six weeks ended July 3, 2004 were $190,000. These expenditures primarily related to leasehold improvements and fixtures and equipment for one store the Company opened in March 2004 and three stores to be opened in the third quarter and the remodeling of one store. The Company expects capital expenditures for 2004 to be less than the $1.0 million maximum allowed under its credit facility. The actual amount used for capital expenditures will depend in part on the number of stores remodeled and new stores opened. The Company currently plans to open three to four more stores this year. The number of stores ultimately opened is in part dependent upon the availability of desirable locations and management’s ability to negotiate acceptable lease terms.

During the twenty-six weeks ended July 3, 2004 and June 28, 2003 financing activities used cash of $.8 million and $1.5 million, respectively. The cash used by financing activities during these periods primarily relate to the pay down on the Company’s credit facility.

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

Interest on borrowings is at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The average interest rate on outstanding borrowings at July 3, 2004 was 3.4%. As of July 3, 2004 approximately $10.8 million was available for advances under the facility. As of July 3, 2004 the Company was in compliance with its loan covenants.

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

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2002, the Company was sued in Los Angeles County Superior Court by one of its store managers who asserted that he and all other store managers in California were improperly classified as “exempt” employees under California’s wage and hour laws and therefore are entitled to overtime wages. An amended complaint seeking class action status on behalf of all store managers in California was subsequently filed with the court. The Company denied the plaintiff’s claims and filed an answer challenging class certification. In December 2003, the Company entered into a settlement agreement of the lawsuit. Under the terms of the agreement, which required court approval, the Company would pay store managers a stipulated cash settlement based upon the number of weeks worked for the period from April 1, 1998 through December 31, 2003. During the fourth quarter ended January 3, 2004, the Company recorded a reserve of approximately $1.0 million for the costs associated with the lawsuit settlement. The court granted final approval of the settlement on July 15, 2004. Any appeal from the court order must be filed by September 13, 2004. Payments are due under the settlement agreement only if no appeal is filed and then must be made within 90 days of July 15, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

In May 2004, the Company submitted to shareholders two matters both of which were approved at the annual meeting held on May 21, 2004. The matters were: (1) to elect four directors to serve on the board of directors until the next annual meeting of stockholders and until their successors shall have been elected; and (2) to ratify the selection of Deloitte & Touche LLP as independent auditors for the Company.

At the annual meeting, the following directors received the following votes:

	FOR	WITHHELD
Dmitry Beinus	6,624,703	105,090
Denise Ellwood	6,633,798	95,995
David H. Folkman	6,633,798	95,995
Peter G. Hanelt	6,633,798	95,995

The shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending January 1, 2005 with voting as follows: 6,722,083 For, 4,210 Against, and 3,500 Abstain.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required to be filed as part of this report:

31.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended July 3, 2004:

(i) On May 5, 2004 the Company filed a Form 8-K reporting under item 12 the issuance of a press release announcing the Company’s operating results for the first quarter ending April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of August 2004.

SHOE PAVILION, INC., as Registrant

By	/s/ Dmitry Beinus
Dmitry Beinus
Chairman and Chief Executive Officer

By	/s/ John D. Hellmann
John D. Hellmann
Vice President and Chief Financial Officer