Form 10-Q
period 2004-10-02
SHOE PAVILION INC
filed 2004-11-15
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

As of November 8, 2004 the Registrant had 6,801,021 shares of Common Stock outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following financial statements and related financial information are filed as part of this report:

Shoe Pavilion, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	October 2, 2004	January 3, 2004
ASSETS

CURRENT ASSETS:
Cash	$969	$1,034
Receivables	17	130
Income tax receivables	—	13
Inventories	36,924	26,960
Deferred income taxes	1,021	1,966
Prepaid expenses	1,751	1,521

Total current assets	40,682	31,624

Property and equipment, net	2,975	3,080
Deferred income taxes and other	1,553	1,605

TOTAL	$45,210	$36,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Borrowings under credit agreement	$8,600	$5,045
Accounts payable	10,917	6,720
Accrued expenses	3,526	3,674
Current portion of capitalized lease obligations	124	6

Total current liabilities	23,167	15,445

Deferred rent	1,874	1,767
Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock-$.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock-$.001 par value: 15,000,000 shares authorized; 6,801,021 and 6,800,000 shares issued and outstanding	7	7
Additional paid-in capital	13,969	13,967
Retained earnings	6,193	5,123

Total stockholders’ equity	20,169	19,097

TOTAL	$45,210	$36,309

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts and number of stores)	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$20,672	$21,581	$60,974	$61,326
Cost of sales and related occupancy expenses	13,948	15,444	40,279	44,820

Gross profit	6,724	6,137	20,695	16,506
Selling, general and administrative expenses	6,591	8,077	18,680	20,878

Income (loss) from operations	133	(1,940)	2,015	(4,372)
Interest expense	(102)	(66)	(244)	(215)
Other income	10	—	10	—

Income (loss) before taxes	41	(2,006)	1,781	(4,587)
Income tax benefit (expense)	(17)	803	(711)	1,835

Net income (loss)	$24	$(1,203)	$1,070	$(2,752)

Earnings (loss) per share:
Basic	$0.00	$(0.18)	$0.16	$(0.40)
Diluted	$0.00	$(0.18)	$0.16	$(0.40)

Weighted average shares outstanding:
Basic	6,800	6,800	6,800	6,800
Diluted	6,966	6,800	6,886	6,800

Stores operated at end of period			84	84

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)	Thirty-nine weeks ended
	October 2, 2004	September 27, 2003
Operating activities:
Net income (loss)	$1,070	$(2,752)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	1,058	1,151
Deferred income taxes	945	(1,764)
Asset impairment expense	57	89
Loss on disposition of assets	5	7
Effect of changes in:
Inventories	(9,964)	4,620
Receivables	126	714
Prepaid expenses and other	(232)	(289)
Accounts payable	4,197	2,050
Accrued expenses and deferred rent	(41)	(620)

Net cash provided (used) by operating activities	(2,779)	3,206

Investing activity:
Purchase of property and equipment	(777)	(873)

Net cash used in investing activity	(777)	(873)

Financing activities:
Borrowings (payments) on credit facility, net	3,555	(2,199)
Principal payments on capital leases	(66)	—
Proceeds from the exercise of stock options	2	—

Net cash provided (used) in financing activities	3,491	(2,199)

Net increase (decrease) in cash	(65)	134
Cash, beginning of period	1,034	779

Cash, end of period	$969	$913

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

The results of operations for the thirteen weeks and thirty-nine weeks ended October 2, 2004 presented herein are not necessarily indicative of the results to be expected for the full year.

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

During the first quarter of 2004 the Company identified one store where the carrying value of its long-lived assets would not be recoverable through future cash flows. Accordingly an impairment charge of $57,000 was recorded during the thirteen weeks ended April 3, 2004 to write down such assets to their estimated fair value. No additional impairment charge has been recorded during the thirty-nine weeks ended October 2, 2004.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
	( in thousands)		( in thousands)
Weighted average number of shares - basic	6,800	6,800	6,800	6,800
Add: effect of dilutive securities	166	—	86	—

Weighted average number of shares - diluted	6,966	6,800	6,886	6,800

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income (loss), as reported	$24,000	$(1,203,000)	$1,070,000	$(2,752,000)
Deduct stock-based compensation determined under fair value method, net of related tax benefits	(32,027)	(1,313)	(79,378)	(7,009)

Pro forma net income (loss)	$(8,027)	$(1,204,313)	$990,622	$(2,759,009)

Net income (loss) per share:
As reported:
Basic and diluted	$—	$(0.18)	$0.16	$(0.40)
Pro forma:
Basic	$—	$(0.18)	$0.15	$(0.41)
Diluted	$—	$(0.18)	$0.14	$(0.41)

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

Interest on borrowings is at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The average interest rate on outstanding borrowings at October 2, 2004 was 3.6%. As of October 2, 2004 approximately $9.0 million was available for advances under the facility. As of October 2, 2004 the Company was in compliance with its loan covenants.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General—Shoe Pavilion, Inc., a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington, Oregon and Arizona under the name Shoe Pavilion. The Company operated 84 stores as of October 2, 2004 and September 27, 2003.

Results of Operations

Net sales. The Company’s net sales for the thirteen weeks ended October 2, 2004 decreased 4.2% to $20.7 million from $21.6 million for the same period in 2003. The decrease was primarily due to the 6.3% reduction in comparable store net sales. This decrease was partially offset by sales generated in six new stores opened during the period from October 2003 through October 2, 2004, net of nine stores closed from July 2003 through October 2, 2004. The Company believes the reduction in net sales during the thirteen weeks ended October 2, 2004 was due in part to the reduction in advertising during the third quarter of 2004 as compared to the same period in 2003. In the third quarter ended October 2, 2004 the Company reduced advertising by approximately $1.1 million compared to the same period in 2003.

Net sales for the thirty-nine weeks ended October 2, 2004 decreased 0.6% to $61.0 million from $61.3 million for the same period in 2003. This decrease was primarily due to the reduction in net sales in the twelve stores closed from January 2003 through October 2, 2004, net of eleven new stores opened.

Gross Profit. Cost of sales includes landed merchandise and occupancy costs. For the thirteen weeks ended October 2, 2004 gross profit increased 9.6% to $6.7 million from $6.1 million for the same period last year. Gross profit as a percentage of net sales increased to 32.5% for the thirteen weeks ended October 2, 2004 from 28.4% for the same period last year. As a percentage of net sales, the merchandising gross profit increased 6.7% while occupancy costs increased 2.6%. The increase in merchandising gross profit as a percentage of net sales was primarily due to a higher average selling price per unit as well as a lower product cost per unit. The increase in occupancy costs as a percentage of net sales was due in part to the deleveraging of occupancy costs as a result of the 6.3% decrease in comparable store net sales during the quarter and the higher occupancy costs as a percentage of net sales for the three new stores opened in the third quarter of 2004.

For the thirty-nine weeks ended October 2, 2004 gross profit increased 25.4% to $20.7 million from $16.5 million for the same period last year. Gross profit as a percentage of net sales increased to 33.9% for the thirty-nine weeks ended October 2, 2004 from 26.9% for the same period last year. As a percentage of net sales, the merchandising gross profit increased 7.7% while occupancy costs increased .7%. The increase in merchandising gross profit as a percentage of net sales was primarily due to a higher average selling price per unit.

Selling, General and Administrative Expenses. For the thirteen weeks ended October 2, 2004 selling, general and administrative expenses decreased by $1.5 million or 18.4% to $6.6 million from $8.1 million for the same period last year. As a percentage of net sales, selling, general and administrative expenses were 31.9% for the thirteen weeks ended October 2, 2004 compared to 37.4% for the same period last year. For the thirty-nine weeks ended October 2, 2004 selling, general and administrative expenses decreased by $2.2 million or 10.5% to $18.7 million from $20.9 million for the same period last year. As a percentage of net sales, selling, general and administrative expenses were 30.6% for the thirty-nine weeks ended October 2, 2004 compared to 34.0% for the same period last year. The decrease in selling, general and administrative expenses for the thirteen weeks and thirty-nine weeks ended October 2, 2004 is primarily due to the reduction in advertising, the reversal of a $258,000 reserve recorded in the fourth quarter of 2003 for costs associated with the settlement of a wage and hour lawsuit and the reduction in worker’s compensation insurance. In addition, the decrease in selling general and administrative expenses for the thirty-nine weeks ended October 2, 2004 was due to the reduction in payroll and related costs. The reduction in payroll is primarily related to stores closed. Advertising costs decreased by $1.1 million in the third quarter ended October 2, 2004 compared to the same period last year. Advertising as a percentage of net sales decreased to 5.8%

for the quarter ended October 2, 2004 compared to 10.9% for the same period in 2003. Although the Company believes that the higher amount spent on advertising in the third quarter of 2003 did contribute to the 4.7% increase in comparable store net sales in the third quarter of 2003, this increase was below the Company’s expectations. Because the expanded advertising did not produce the expected results in the third quarter of 2003, the Company reduced its advertising in the third quarter of 2004 as it continues to focus on profitability.

Interest Expense. Interest expense for the thirteen weeks ended October 2, 2004 increased to $102,000 from $66,000 compared to the same period last year. This increase in interest expense is primarily due to a higher average interest rate during the thirteen weeks ended October 2, 2004 compared to the same period last year and increased borrowings under the Company’s credit facility, in part to fund the Company’s increased inventory levels.

Liquidity and Capital Resources

Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash used by operating activities was ($2.8) million for the thirty-nine weeks ended October 2, 2004 compared to net cash provided from operating activities of $3.2 million for the same period last year. The net cash used by operating activities during the thirty-nine weeks ended October 2, 2004 was primarily attributable to the increase in inventory partially offset by the increase in accounts payable. The increase in inventory is primarily due to the timing of inventory receipts in anticipation of the holiday season, inventory related to the addition of accessories to the Company’s product line and inventory for the three stores opened during the thirteen weeks ended October 2, 2004 and two stores opened since the end of the quarter.

Capital expenditures for the thirty-nine weeks ended October 2, 2004 were $777,000. These expenditures primarily related to leasehold improvements and fixtures and equipment for four new stores the Company opened during the thirty-nine weeks ended October 2, 2004 and the remodeling of one store. The Company expects capital expenditures for 2004 to be less than the $1.0 million maximum allowed under its credit facility. The actual amount used for capital expenditures will depend in part on the number of new stores opened the remainder of the year. The Company opened two stores after October 2, 2004 and does not currently plan to open any additional new stores the remainder of this year. The number of stores ultimately opened is in part dependent upon the availability of desirable locations and management’s ability to negotiate acceptable lease terms.

During the thirty-nine weeks ended October 2, 2004 financing activities provided cash of $3.5 million which related to net borrowings under the Company’s credit facility. For the thirty nine weeks ended September 27, 2003 financing activities used $2.2 million in cash. This cash used by financing activities primarily relates to the pay down on the Company’s credit facility.

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

Interest on borrowings is at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The average interest rate on outstanding borrowings at October 2, 2004 was 3.6%. As of October 2, 2004 approximately $9.0 million was available for advances under the facility. As of October 2, 2004 the Company was in compliance with its loan covenants.

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

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2002, the Company was sued in Los Angeles County Superior Court by one of its store managers who asserted that he and all other store managers in California were improperly classified as “exempt” employees under California’s wage and hour laws and therefore are entitled to overtime wages. An amended complaint seeking class action status on behalf of all store managers in California was subsequently filed with the court. The Company denied the plaintiff’s claims and filed an answer challenging class certification. In December 2003, the Company entered into a settlement agreement of the lawsuit. Under the terms of the agreement, which required court approval, the Company would pay store managers a stipulated cash settlement based upon the number of weeks worked for the period from April 1, 1998 through December 31, 2003. During the fourth quarter ended January 3, 2004, the Company recorded a reserve of approximately $1.0 million for the costs associated with the lawsuit settlement. The Company reduced this reserve by approximately $258,000 during the thirteen weeks ended October 2, 2004. The court granted final approval of the settlement on July 15, 2004. Any appeal from the court order approving the settlement was required to be filed by September 13, 2004. No appeal was filed and the time to appeal the court’s order has expired. The Company has substantially made all payments required to be made under the settlement agreement.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required to be filed as part of this report:

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended October 2, 2004:

(i) On August 4, 2004 the Company filed a Form 8-K reporting under item 12 the issuance of a press release announcing the Company’s operating results for the second quarter ending July 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of November 2004.

SHOE PAVILION, INC., as Registrant

By	/s/ Dmitry Beinus
Dmitry Beinus
Chairman and Chief Executive Officer

By	/s/ John D. Hellmann
John D. Hellmann
Vice President and Chief Financial Officer