Form 10-K
period 2005-01-01
SHOE PAVILION INC
filed 2005-03-31
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005	Commission File Number 0-23669

SHOE PAVILION, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3289691 (IRS Employer Identification Number)

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $5,612,000 as of July 2, 2004 (the last trading day of the registrant’s most recently completed second fiscal quarter ended July 3, 2004) based upon the closing price of the registrant’s common stock on the Nasdaq SmallCap Market reported for July 2, 2004. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

At March 30, 2005 the number of shares outstanding of registrant’s common stock was 6,801,021.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders—Part III of this Form 10-K.

Shoe Pavilion, Inc.

Index to Annual Report on Form 10-K

For the year ended January 1, 2005

PART I

Item 1.    Business

General

Shoe Pavilion, Inc. is an independent off-price footwear retailer on the West Coast that offers a broad selection of women’s, men’s and children’s designer label and name brand merchandise. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the designer and name brand footwear market. As of March 21, 2005 the Company operated 84 retail stores, including an internet store, in California, Washington, Oregon and Arizona under the trade name Shoe Pavilion.

In July 1999, the Company entered into a licensing agreement to operate the shoe department of Gordmans, Inc. (formerly Richman Gordman ½ Price Stores, Inc.) department stores located in the Midwest. The license agreement expired in June 2002 at which time the Company discontinued operating all 40 of the licensed shoe departments in Gordmans department stores.

The Company offers quality designer and name brand footwear typically at 20% to 60% below regular department store prices. Such price discounts are intended to appeal to value-oriented consumers seeking quality brand name footwear not typically found at other off-price retailers or mass merchandisers. The Company is able to offer lower prices by (i) selectively purchasing from manufacturers at significant discounts, large blocks of production over-runs, over-orders, mid- and late-season deliveries and last season’s stock, (ii) sourcing in-season name brand and branded design merchandise directly from factories in Italy and China and (iii) negotiating favorable prices with manufacturers by ordering merchandise during off-peak production periods and taking delivery. During 2004, the Company purchased footwear merchandise from over 100 domestic and international vendors, independent resellers and manufacturers that had excess inventory for sale.

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

Shoe Pavilion’s stores are based upon a standardized concept that offers a bright, clean, low maintenance and functional shopping environment to customers interested in purchasing quality men’s, women’s and children’s value priced footwear and related accessories. The Company’s stores are strategically located in strip malls, outlet centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. Shoe Pavilion stores average approximately 8,500 square feet ranging in size from 2,500 to 24,000 square feet. In 2004, the Company opened six stores and closed five. In 2003 the Company opened four stores and closed seven stores and in 2002 the Company opened 10 stores and closed five. The Company closed all 40 of its licensed shoe departments in 2002, including two it had opened in 2002. During 2005, the Company intends to open nine to twelve new stores, primarily in California, Arizona and Nevada.

The Company was incorporated in Delaware in November 1997 and is the successor to Shoe Pavilion Corporation (formerly Shoe Inn, Inc.), which was incorporated in Washington in 1983. The Company’s executive offices are located at 1380 Fitzgerald Drive, Pinole, California 94564. The telephone number is (510) 222-4405 and the Company’s internet website address is www.shoepavilion.com.

Operating Strategy

The Company’s objective is to be the leading off-price retailer of designer label and name brand footwear in each of the markets it serves. The operating strategy is designed to allow the Company to offer its customers quality footwear typically at 20% to 60% below department store prices for the same shoes. The key elements of the Company’s operating strategy are:

•	Off-Price Concept, Premium Name Brands. The Company differentiates itself from other off-price retailers and deep discount chains by focusing on higher price point merchandise, extending the off-price concept into the designer and name brand footwear market. As a result, the Company generally does not compete with other discount stores in obtaining most of its merchandise. Similarly, while some department store and brand name retail chains operate discount outlets, such operations generally obtain merchandise from the existing inventory of their retail affiliates rather than from external sources. Some of the Company’s most successful stores have benefited from the heightened consumer awareness and preference to shop at discount malls or outlet centers, both of which typically include other off-price retailers.

•	Broad Selection of Designer Footwear. The Company offers a broad selection of quality footwear from over 75 name brands. The availability and wide variety of premium brand names distinguish Shoe Pavilion and serve to attract first time buyers and consumers who otherwise might shop at more expensive department stores. The wide variety of brand names also enables the Company to tailor its merchandise from store to store to accommodate consumer preferences that may vary by location.

•	Selective Bulk Purchases; Diverse Vendor Network. The Company is able to offer lower prices by selectively purchasing at significant discounts large blocks of over-runs, over-orders, mid- and late-season deliveries and last season’s stock from over 100 domestic and international vendors, independent resellers and manufacturers. The diversity and scope of its vendor network help to provide a constant source of quality merchandise, and the purchase of name brand, traditional styles helps to mitigate the likelihood of inventory writedowns. To augment available merchandise with the latest in-season styles, the Company purchases branded design footwear directly from factories in Italy and China.

•	Self-Service Stores. The Company believes that its self-service format reinforces its off-price strategy and appeals to value-oriented consumers. The Company’s format allows inventory to be stored directly under a displayed shoe, thereby eliminating the need for a stockroom and significantly increasing retail floor space. The functionality and simplicity of this format enable flexible store layouts that can be easily rearranged to complement the current merchandise. Moreover, this format allows customers to locate all available sizes of a particular shoe and to try them on for comfort and fit without a salesperson’s assistance, thereby reducing in-store staffing needs and allowing customers to make independent purchasing decisions.

Growth Strategy

Since opening its first store in 1979 in Washington, the Company has expanded to 86 stores, including its internet store. The Company intends to continue to expand by (i) opening new stores; and (ii) increasing comparable store sales.

Open New Stores.    The Company intends to increase its presence in its current markets and to enter new markets by selectively opening new stores, which can be served by the Company’s business support infrastructure. Management believes that new store openings in the Company’s current markets will further increase name recognition, which, in turn, will facilitate expansion into new markets. When entering a new market, the Company prefers to open multiple stores, thereby creating an immediate market presence and enabling television advertising costs to be spread economically across a number of stores.

Increase Comparable Store Sales.    During the past several years, comparable store sales have been subject to wide fluctuations. Comparable store sales increased 3.9% in 2004 and decreased 3.9%, in 2003 and 1.0% in

2002. In an effort to improve comparable store sales performance, management focused on refining its sales efforts, including merchandise selection, advertising and promotions. In addition; in late 2002 the Company expanded its product line to include children’s shoes and handbags and in 2004 the Company expanded its product line to include accessories.

The Company’s ability to execute its operating and growth strategy is subject to numerous risks and uncertainties. Also, certain events, such as local economic downturns, are beyond the control of management. Consequently, there can be no assurance that the Company will be successful in implementing its strategy or that its strategy, even if implemented, will result in the achievement of the Company’s objectives.

The following table sets forth store openings and closings during the past three years:

	2004	2003	2002
Retail stores:
Stores open at beginning of period	85	88	83
Opened during period	6	4	10
Closed during period	5	7	5

Open at end of period	86	85	88

Licensed shoe departments:
Open at beginning of period	—	—	38
Opened during period	—	—	2
Closed during period	—	—	40

Open at end of period	—	—	—

Total open at end of period	86	85	88

Merchandising

Unlike deep-discount retailers, Shoe Pavilion offers high quality merchandise and a consistent selection of name brand dress and casual shoes and related accessories for men, women and children. List prices generally range between $19.99 and $59.99 for women’s shoes, between $39.99 and $99.99 for men’s shoes and between $19.99 and $34.99 for children’s shoes.

Site Selection, Opening Costs and Leases

The Company uses a broker on the West Coast to identify potential retail sites. Prior to opening a new store, management reviews detailed reports on demographics; spending, traffic and consumption patterns; and other site and market related data. As of January 1, 2005, 43 of the Company’s stores were located in strip malls, 11 were located in outlet centers, 10 were located in regional malls, 11 were located in free standing stores and 10 were located in other types of facilities primarily downtown locations. The Company also operates an online store at Shoe Pavilion.com.

Opening costs for stores are typically minimal, excluding the initial stocking of inventory. The Company estimates that its total capital requirements to open a typical new store average $574,000, consisting of approximately $510,000 for inventory and $64,000 for fixtures and equipment, excluding leasehold improvements which are frequently paid for by the landlord allowances. Costs vary from store to store depending on, among other things, the location, size, property condition, and the tenant improvement package offered by the landlord. The Company does not own any of its real estate.

Sourcing and Purchasing

Vendors.    During 2004, the Company purchased its inventory from over 100 domestic and international vendors and independent resellers who over bought merchandise. In 2004, the Company’s top ten suppliers accounted for approximately 44% of its inventory purchases. No vendor accounted for more than 10% of total inventory purchases in 2004. The Company purchases from its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. Since the Company has stores in a number of markets along the West Coast, Shoe Pavilion can accommodate and distribute a wide variety of merchandise that meets the needs of customers in different geographic areas. Management believes that the strength and variety of its supplier network mitigates much of the Company’s exposure to inventory supply risks. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Financial Performance—Inventory and Sourcing Risk.”

Direct Sourcing.    The Company purchases in-season name brand and branded design merchandise directly from factories in Italy and China. These purchases include both branded and non-branded goods and provide a consistent source of in-season merchandise. The Company purchases from its manufacturing sources on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing provisions. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Financial Performance—International Purchasing.”

Advertising

Shoe Pavilion spends a substantial portion of its advertising budget on television advertisement. In 2004 the Company spent 5.0% of its net sales on advertising or $4.3 million. In 2003 the Company spent 6.1% of its net sales on advertising or $5.1 million. In 2002 the Company spent 4.1% of its net sales on advertising or $3.5 million. The Company believes that advertising costs for a particular market will be more effectively and economically leveraged as the number of stores increases in that market. The Company occasionally uses print advertising, usually at the time of a new store opening; however, it has found print advertising to be less effective than television advertising. Over the years the Company has found that television is the best way to promote its business in a common viewing market. Shoe Pavilion’s signage is consistent at all of its locations, with highly visible signage at the front and, when appropriate, rear of the store.

Merchandise Distribution

In February 2002 the Company engaged an unrelated third party to provide its warehousing and distribution services. The warehousing and distribution are primarily conducted in a facility located in Chino, California.

Information Systems

During 1999, the Company completed the installation of its information systems on an enterprise-wide basis, including all critical areas of corporate office, network infrastructure and point of sale (POS). This fully integrated system, uses an IBM AS 400 that is reliable and scalable, allowing simple upgrades of processing power as the business grows. In addition, the corporate network infrastructure was upgraded to a Windows NT environment with standardized workstations and a common set of desktop applications that may be used throughout the Company. This system provides a stable networking environment as well as a foundation for future expansion.

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

Employees

As of January 1, 2005, the Company had approximately 310 full-time employees and 280 part-time employees. The number of part-time employees fluctuates depending upon seasonal needs. None of the employees are represented by a labor union.

Executive Officers

Certain information regarding the executive officers of the Company is set forth below:

Name	Age	Position
Dmitry Beinus	52	Chairman of the Board, President and Chief Executive Officer
Robert R. Hall	52	Vice President and Chief Operating Officer
John D. Hellmann	55	Vice President of Finance, Chief Financial Officer and Secretary

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

Item 2.    Properties

As of January 1, 2005 the Company’s corporate offices were located in a 5,000 square foot facility in Pinole, California. As of January 1, 2005 the Company’s 85 stores, excluding its internet store, occupied an aggregate of approximately 722,000 square feet of space. The average store size is approximately 8,500 square feet. The Company leases all of its stores, with leases expiring between 2005 and 2016. The Company has options to renew most of its leases.

Store Locations

As of January 1, 2005, the Company operated 85 retail stores in the states of California, Washington, Oregon and Arizona. The Company also operates an internet store. The license agreement with Gordmans expired in June 2002 at which time the Company discontinued operating all 40 of the licensed shoe departments. The number of stores including the Company’s internet store in each geographic area is set forth below:

	Stores at Year End
Location	2004	2003	2002	2001	2000
Northern California	30	34	34	34	32
Southern California	38	37	41	35	33
Arizona	4	—	—	—	—
Oregon	5	5	4	4	4
Washington	9	9	9	10	10
Oklahoma	—	—	—	—	1

Total	86	85	88	83	80

	Licensed Shoe Departments at Year End
Location	2004	2003	2002	2001	2000
Colorado	—	—	—	3	3
Illinois	—	—	—	3	3
Iowa	—	—	—	7	7
Kansas	—	—	—	5	5
Missouri	—	—	—	7	7
Nebraska	—	—	—	8	8
North Dakota	—	—	—	2	—
Oklahoma	—	—	—	2	2
South Dakota	—	—	—	1	1

Total	—	—	—	38	36

Item 3.    Legal Proceedings

On March 5, 2002, the Company was sued in Los Angeles County Superior Court by one of its store managers who asserted that he and all other store managers in California were improperly classified as “exempt” employees under California’s wage and hour laws and therefore they were entitled to overtime wages. An amended complaint seeking class action status on behalf of all store managers in California was subsequently filed with the court. The Company denied the plaintiff’s claims and filed an answer challenging class certification. In December 2003, the Company entered into a settlement agreement of the lawsuit. Under the terms of the agreement the Company paid store managers a stipulated cash settlement based upon the number of weeks worked for the period from April 1, 1998 through December 31, 2003. During the fourth quarter ended January 3, 2004, the Company recorded a reserve of approximately $1.0 million for the costs associated with the lawsuit settlement. The Company reduced this reserve by approximately $258,000 during the third quarter ended October 2, 2004. The Company has made substantially all payments required to be made under the settlement agreement as of January 1, 2005.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The common stock of the Company is traded on the Nasdaq SmallCap Market® under the symbol SHOE. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported by the Nasdaq Stock Market®.

	High	Low
2004
First Quarter	$2.30	$1.02
Second Quarter	2.82	1.59
Third Quarter	3.18	.40
Fourth Quarter	3.60	2.27

2003
First Quarter	$1.32	$1.03
Second Quarter	1.28	0.95
Third Quarter	1.23	1.01
Fourth Quarter	1.72	1.07

As of January 1, 2005, there were 19 holders of record of the Company’s common stock.

The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, the Company’s line of credit restricts the Company’s ability to pay dividends. See Note 3 of Notes to Consolidated Financial Statements.

Item 6.    Selected Financial Data

The selected consolidated financial and operating data set forth below should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Year End (1)
(In thousands, except per share and operating data)	2004	2003 (2)	2002 (2)	2001 (2)	2000 (2)
		(As restated)	(As restated)	(As restated)	(As restated)
Statement of Operations Data:
Net sales	$85,770	$83,566	$83,782	$88,135	$91,058
Cost of sales and related occupancy expenses	55,831	59,870	57,576	60,686	61,662

Gross profit	29,939	23,696	26,206	27,449	29,396
Selling expenses	19,265	20,162	18,366	17,606	19,134
General and administrative expenses	6,930	8,159	7,792	6,861	7,014

Income (loss) from operations	3,744	(4,625)	48	2,982	3,248
Interest and other expense, net	(350)	(290)	(129)	(626)	(1,295)

Income (loss) before income taxes	3,394	(4,915)	(81)	2,356	1,953
Income tax benefit (expense)	(1,333)	1,983	52	(895)	(779)

Net income (loss)	$2,061	$(2,932)	$(29)	$1,461	$1,174

Net income (loss) per share:
Basic	$0.30	$(0.43)	$(0.00)	$0.21	$0.17
Diluted	$0.30	$(0.43)	$(0.00)	$0.21	$0.17
Weighted average shares outstanding:
Basic	6,800	6,800	6,800	6,800	6,800
Diluted	6,909	6,800	6,800	6,801	6,810
Selected Operating Data:
Number of stores, including licensed shoe departments:
Opened during period (3)	6	4	12	8	10
Closed during period (4)	5	7	45	3	5
Open at end of period	86	85	88	121	116
Comparable store sales increase (decrease) (5)	3.9%	(3.9)%	(1.0)%	(5.9)%	9.4%

	Year End
	2004	2003 (2)	2002 (2)	2001 (2)	2000 (2)
		(As restated)	(As restated)	(As restated)	(As restated)
Balance Sheet Data:
Working capital	$19,109	$16,619	$27,758	$22,861	$29,912
Total assets	43,958	36,702	41,638	39,299	47,053
Total indebtedness (including current portion)	6,612	5,045	8,492	4,647	14,037
Stockholders’ equity	20,557	18,494	21,425	21,454	19,993

(1)	The Company’s year end is based upon a 52/53 week year ending on the Saturday nearest to December 31. All references herein to 2004, 2003, 2002, 2001 and 2000 refer to the years ended January 1, 2005, January 3, 2004, December 28, 2002, December 29, 2001 and December 30, 2000, respectively. January 3, 2004 was a 53 week year. All other fiscal years consisted of a 52 week year.
(2)	Fiscal years 2000 through 2003 have been restated from amounts previously reported as discussed in Note 8 of the accompanying financial statements.
(3)	2002, 2001 and 2000 include 2, 2 and 3 licensed shoe departments, respectively, operated pursuant to a license agreement with Gordmans, Inc.
(4)	In June 2002, the license agreement with Gordmans was terminated and the Company closed all 40 licensed shoe departments.
(5)	The Company defines comparable stores as those stores that have been open for at least 14 consecutive months.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Shoe Pavilion is an independent off-price footwear retailer on the West Coast that offers a broad selection of women’s, men’s and children’s designer label and name brand merchandise. The Company operated 85 retail stores in California, Washington, Oregon and Arizona under the trade name Shoe Pavilion as of January 1, 2005 and 84 retail stores as of January 3, 2004. The Company also operates an internet store for online purchases of footwear.

In July 1999, the Company entered into a licensing agreement to operate the shoe departments of Gordmans, Inc. (formerly Richman Gordman ½ Price Stores, Inc.) department stores located in the Midwest. The license agreement expired in June 2002 at which time the Company discontinued operating all 40 of the licensed shoe departments in Gordmans department stores.

Shoe Pavilion opened six retail stores and closed five in 2004. In 2003 the Company opened four retail stores and closed seven and in 2002 the Company opened 10 stores and closed five. The Company closed 40 licensed shoe departments in 2002, including two it had opened in 2002. During 2005, the Company intends to open nine to twelve new stores, primarily in California, Arizona and Nevada.

The Company expects that the primary source of future sales growth will be new store openings and to a lesser extent from an improvement in comparable store sales. Although comparable store sales have fluctuated the past several years, the Company believes it can achieve an improvement in comparable store sales by focusing on refining its sales efforts, including merchandise selection, advertising and promotions. In late 2002 the Company expanded its product line to include children’s shoes and handbags. In 2004 the Company expanded its product line to include athletic accessories. The addition of these categories contributed to the increase in comparable store sales in 2004. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company’s comparable store net sales increased 3.9% in 2004 and decreased 3.9% in 2003 and 1.0% in 2002. Net sales in 2003 and 2002 were negatively impacted because as of June 2002 the Company no longer operated the 40 licensed shoe departments. Net sales generated from the licensed shoe departments were $5.0 million for the year ended December 28, 2002. In addition, these stores generated a store operating contribution before overhead, distribution costs, interest and taxes of approximately $.7 million for the year ended December 28, 2002. The Company does not allocate overhead, distribution costs, interest or taxes to stores. The majority of the overhead costs, which consist of costs such as merchandising, accounting, information systems, rent and insurance, are shared expenses of the Shoe Pavilion stores and previously the licensed shoe departments.

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

Merchandise inventory.    Merchandise inventory is carried at the lower of average cost or market. The Company adjusts inventory based on historical experience and current information in order to assess that inventory is recorded properly at the lower of cost or market. The factors considered include, current sell through, seasonality and length of time held in inventory. The amount ultimately realized from the sale of inventory could differ materially from the Company’s estimate.

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

Accrued workers’ compensation.    In December 2002, the Company modified its workers’ compensation insurance policy to a high deductible insurance program with an overall program ceiling to minimize exposure. The Company began recording an estimated liability for the self-insured portion of the workers’ compensation claims. The liability as of January 1, 2005 was $192,000 and is determined based on information received from our insurance carrier including claims paid, filed and reserved for, as well as using historical experience. Should a greater amount of claims occur compared to what is estimated or the settlement costs increase beyond what was anticipated, the recorded liability may not be sufficient.

Income taxes.    A valuation allowance is provided when it is more likely than not that some or a portion or all of the deferred tax asset will not be realized. Based upon its history of earnings the Company believes that the realization of its deferred tax asset is more likely than not and therefore has not provided a valuation allowance for its deferred tax asset.

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 8 of the accompanying consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Gross profit	34.9	28.4	31.3
Selling expenses	22.5	24.1	21.9
General and administrative expenses	8.1	9.8	9.3

Income (loss) from operations	4.3	(5.5)	0.1
Interest and other expenses, net	(0.4)	(0.4)	(0.2)

Income (loss) before income taxes	3.9	(5.9)	(0.1)
Income tax benefit (expense)	(1.5)	2.4	0.1

Net income (loss)	2.4%	(3.5)%	0.0%

2004 Compared with 2003

Net Sales.    Net sales for the 52 weeks ended January 1, 2005 increased 2.6% to $85.8 million compared to $83.6 million for the 53 weeks ended January 3, 2004. The fiscal year ended January 3, 2004 had one additional week. Sales for this additional week were approximately $1.5 million. Excluding this one additional week in fiscal 2003, the increase in net sales in 2004 would be 4.5%. This increase in net sales in 2004 is primarily due to the 3.9% increase in comparable store net sales and sales generated from six stores opened in 2004 (net of five closed).

The increase in comparable store sales was primarily driven by the increase in the women’s category and to a lesser degree from the children’s category which was added to the Company’s product line in late 2002 and other accessories added to the product line in 2004. These increases were partially offset by the decrease in comparable store sales in the men’s category.

Gross Profit.    Cost of sales includes landed merchandise and occupancy costs. Gross profit for 2004 increased 26.4% to $29.9 million from $23.7 million in 2003. Gross profit as a percentage of net sales for 2004 increased to 34.9% compared to 28.4% for 2003. As a percentage of net sales the merchandising gross profit increased 6.4% while the occupancy costs as a percentage of net sales remained relatively unchanged. The increase in gross profit as a percentage of net sales is due in part to a higher average selling price and to a lesser degree a lower average unit cost.

Selling Expenses.    Selling expenses in 2004 decreased by $.9 million or 4.4% to $19.3 million from $20.2 million in 2003. As a percentage of net sales selling expenses were 22.5% compared with 24.1% in 2003. The decrease in selling expenses is primarily attributable to the reduction in advertising and worker’s compensation costs.

Advertising cost decreased by $.9 million in 2004. Advertising as a percentage of net sales decreased to 5.0% in 2004 compared to 6.1% in 2003. In the third quarter of 2003 the Company increased advertising. The decrease in advertising is primarily attributable to the reduction in advertising in the third quarter of 2004 compared to 2003. Although the Company believes that the higher amount spent on advertising in the third quarter of 2003 did contribute to the increase in comparable store net sales in the third quarter of 2003, the increase was below the Company’s expectations. Because the expanded advertising did not produce the expected results in the third quarter of 2003, the Company reduced its advertising in the third quarter of 2004 as it continues to focus on profitability.

General and Administrative Expenses.    General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, store utilities, warehousing costs, professional fees and insurance. General and administrative expenses decreased by $1.3 million or 15.1% to $6.9 million in 2004 from $8.2 million in 2003. In 2003 the Company recorded a reserve of $1.0 million for costs associated with the settlement of a wage and hour lawsuit. In the third quarter of 2004 the Company reduced this reserve by approximately $258,000, as a result of final approval of the settlement by the court.

The recording of the $1.0 million reserve in 2003 and the $258,000 reduction of this reserve in 2004 are the principal reasons for the $1.3 million decrease in general and administrative expenses in 2004 compared to 2003.

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

The Company increased its advertising expenditures in the third quarter of 2003 in an effort to increase sales. The Company’s comparable store net sales increased 4.7% during the third quarter, but these increases were below the Company’s expectations. In addition, in an effort to increase comparable store sales the Company also expanded its product line in late 2002 to include children’s shoes and handbags.

Gross Profit.    Cost of sales includes landed merchandise and occupancy costs and for 2002 the license fee paid to Gordmans for the licensed shoe departments. Gross profit as a percentage of net sales decreased to 28.4% in 2003 from 31.3% in 2002. The decrease in gross profit as a percentage of net sales was primarily due to higher occupancy costs as a percentage of net sales as well as higher merchandise cost as a percentage of net sales.

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

Selling Expenses.    Selling expenses in 2003 increased by $1.8 million or 9.8% to $20.2 million from $18.4 million in 2002. As a percentage of net sales, selling expenses were 24.1% in 2003 compared to 21.9% in 2002. The increase in selling expenses was primarily attributable to a $1.7 million increase in advertising. Advertising as a percentage of net sales increased to 6.1% in 2003 from 4.1% in 2002. In the third quarter ended September 27, 2003 the Company increased advertising spending in an effort to increase sales. Comparable store net sales did increase 4.7% during the third quarter of 2003, although the increase was below the Company’s expectations.

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

Income Tax Benefit.    The effective tax rate benefit for 2003 was 40.4%. In 2002 the Company’s effective tax rate benefit was 64.7%. The effective tax rate benefit change in 2002 was primarily due to the utilization of certain tax credits in 2002.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations during the past three years. There can be no assurance, however, that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

In 2004 and 2002 the Company satisfied its cash requirements by borrowings under the Company’s credit facility as compared to 2003 when the Company satisfied its cash requirements through cash flows generated from operations. Net cash provided (used) by operating activities was ($148,000), $4.9 million and ($3.1) million for 2004, 2003 and 2002, respectively. Cash provided from operating activities in 2003 was primarily generated from a $6.7 million reduction in inventory. The reduction in inventory in 2003 was in part due to the discontinuation of the 40 licensed shoe departments and the reduction in inventory maintained at the Company’s outside warehouse. The Company reduced inventory in its outside warehouse in order to improve the Company’s liquidity.

Working capital increased to $19.1 million at January 1, 2005 from $16.6 million at January 3, 2004. This increase in working capital was primarily due to the increase in inventory in 2004. The increase in inventory in 2004 is due in part to the opening of six stores in 2004, the addition of accessories to the Company’s product categories and inventory for planned store openings.

Capital expenditures were $1.2 million, $1.0 million and $1.1 million for 2004, 2003 and 2002, respectively. In 2004 capital expenditures were primarily for leasehold improvements and fixtures for the six stores the Company opened. In 2003 capital expenditures of $.3 million were for the remodel of four stores, $.4 million were for leasehold improvements, fixtures and equipment for four new stores and $.2 million were for leasehold improvements for the build out of the new corporate office. Expenditures for 2002 were primarily for the build out of nine new stores and fixtures for two new licensed shoe departments.

The Company estimates that capital expenditures for 2005 will be approximately $1.2 million, net of lease incentives. The actual amount of capital expenditures will depend in part upon the number of stores opened in 2005 and the lease incentives received from landlords. The number of stores ultimately opened is in part dependent upon the availability of desirable locations and management’s ability to negotiate acceptable lease terms.

Financing activities provided (used) cash of $1.5 million, ($3.7) million and $3.9 million in 2004, 2003 and 2002, respectively. The cash provided by financing activities in 2004 and 2002 relates to the net increase in borrowings under the Company’s credit facility. The cash used by financing activities in 2003 relate to the paydown on the Company’s credit facility primarily driven by the reduction of inventory by $6.7 million in 2003.

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

Interest on borrowings is at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The average interest rate on outstanding borrowings at January 1, 2005 was 4.1%. As of January 1, 2005 approximately $10.2 million was available for advances under the facility. As of January 1, 2005 the Company was in compliance with its loan covenants.

Although the credit facility expires in April 2006 and the Company has the intent and ability to maintain this debt outstanding far more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) Issue 95-22 “Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

The Company expects that anticipated cash flows from operations and available borrowings under the Company’s credit facility will satisfy its cash requirements for at least the next 12 months. The Company’s capital requirements may vary significantly from anticipated needs, depending upon such factors as operating results and the number and timing of new store openings.

The following summarizes the Company’s significant contractual cash obligations as of January 1, 2005 ($ in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$58,848	$12,324	$22,516	$13,085	$10,923
Credit facility (1)	6,612	6,612	—	—	—
Documentary and stand-by letters of credit	893	393	500	—	—
Purchase obligations for inventory	12,860	12,860	—	—	—
Service contracts (2)	166	166	—	—	—

Total contractual obligations	$79,379	$32,355	$23,016	$13,085	$10,923

(1)	Represents outstanding borrowings under the Company’s credit facility as of January 1, 2005. Such amounts are not expected to be required to be repaid until April 18, 2006, the end of the commitment for the facility.
(2)	Service contracts relate to annual maintenance and software support on the Company’s computer system.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually (See Note 2). Upon adoption, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS No. 123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS No. 123R will have on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations or cash flows.

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

Risks Associated with Expansion

The Company’s continued growth will depend to a significant degree on its ability to expand its operations through the opening of new stores and to operate these stores on a profitable basis. The success of the Company’s planned expansion will be significantly dependent upon the Company’s ability to locate suitable store sites and negotiate acceptable lease terms. In addition, several other factors could affect the Company’s ability to expand, including the adequacy of the Company’s capital resources, the ability to hire, train and integrate employees and the ability to adapt the Company’s operational systems. There can be no assurance that the Company will achieve its planned expansion or that any such expansion will be profitable. In addition, there can be no assurance that the Company’s expansion within its existing markets will not adversely affect the financial performance of the Company’s existing stores or its overall operating results, or that new stores will achieve net sales and profitability levels consistent with existing stores. As part of its expansion planning the Company regularly evaluates the adequacy of its existing systems and procedures, including the product distribution facility, store management, financial controls and management information systems. However, there can be no assurance that the Company will anticipate all of the changing demands that expanded operations may impose on such systems. Failure to adapt its internal systems or procedures as required could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company actively monitors individual store performance and has closed underperforming stores in the past. The Company intends to continue to close underperforming stores in the future, and if it were to close a number of stores, it could incur significant closing costs and reductions in net sales. In certain instances, the Company may be unable to close an underperforming store on a timely basis because of lease terms. A significant increase in closure costs or the inability to close one or more underperforming stores on a timely basis could have a material adverse effect on the Company’s business, financial condition and results of operations.

Fluctuations in Comparable Store Sales

Historically, the Company’s comparable store sales have fluctuated widely. Although the Company is endeavoring to achieve consistent growth in comparable store sales, there can be no assurance that the Company will not continue to experience volatility in comparable store sales. The Company defines comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. The Company’s comparable store sales increased 3.9% in 2004 and decreased 3.9% and 1.0% in 2003 and 2002, respectively.

Inventory and Sourcing Risk

The Company’s future success will be significantly dependent on its ability to obtain merchandise that consumers want to buy, particularly name brand merchandise with long-term retail appeal, and to acquire such merchandise under favorable terms and conditions. In 2004, the Company’s top ten suppliers accounted for approximately 44% of its inventory purchases. The deterioration of the Company’s relationship with any key vendor or vendors could result in delivery delays, merchandise shortages or less favorable terms than the Company currently enjoys. The Company deals with its suppliers on an order-by-order basis and has no long-term purchase contracts or other contractual assurances of continued supply or pricing. As the Company’s operations expand, its demand for off-price inventory will continue to increase. The Company’s footwear purchases typically involve manufacturing over-runs, over-orders, mid- or late-season deliveries or last season’s stock. The inability of the Company to obtain a sufficient supply of readily salable, high margin inventory, to negotiate favorable discount and payment agreements with its suppliers or to sell large inventory purchases without markdowns could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Item 1—Business—Sourcing and Purchasing.”

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

The Company has One Distribution Center

Most of the inventory purchased by the Company is shipped directly from suppliers to a single centralized distribution center in Chino, California, where the inventory is then processed, sorted and shipped to the Company’s stores. Because a substantial portion of the inventory first goes through the Chino distribution center, any disruption at this site could negatively impact the Company’s receiving and distribution process. Although the Company maintains business interruption and property insurance there can be no assurance that the insurance would be sufficient or that any insurance proceeds would be timely paid out to the Company.

International Purchasing

The Company purchases in-season name brand and branded-design merchandise directly from factories in Italy and China. The Company has no long-term contracts with direct manufacturing sources and competes with other companies for production facilities. All of the manufacturers with which the Company conducts business are located outside of the United States, and the Company is subject to the risks generally associated with an import business, including foreign currency fluctuations, unexpected changes in foreign regulatory requirements, disruptions or delays in shipments and the risks associated with United States import laws and regulations, including quotas, duties, taxes, tariffs and other restrictions. There can be no assurance that the foregoing factors will not disrupt the Company’s supply of directly-sourced goods or otherwise adversely impact the Company’s business, financial condition and results of operations in the future. See “Item 1—Business—Sourcing and Purchasing.”

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

Future Capital Needs

The Company expects that anticipated cash flows from operations and available borrowings under its credit facility will satisfy its cash requirements for at least the next 12 months. To the extent that the foregoing cash resources are insufficient to fund the Company’s activities, including new store openings planned for 2005, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. Failure to obtain such financing could delay or prevent the Company’s planned expansion, which could adversely affect the Company’s business, financial condition and results of operations.

Substantial Control by Single Stockholder

Dmitry Beinus, the Company’s Chairman of the Board, President and Chief Executive Officer owns approximately 63% of the Company’s outstanding common stock. As a result, Mr. Beinus is able to decide all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of stock ownership could also have the effect of preventing a change in control of the Company.

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

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk.    The interest payable on the Company’s credit facility is based on variable interest rates and therefore is affected by changes in market rates. A 1% fluctuation in the interest rate on the Company’s credit facility in 2004 would have resulted in a change in interest expense of approximately $60,000. The Company does not use derivative financial instruments in its investment portfolio and believes that the market risk is insignificant.

Commodity Prices.    The Company is not exposed to fluctuation in market prices for any commodities.

Foreign Currency Risks.    The Company did not have any foreign exchange contracts outstanding at January 1, 2005 or January 3, 2004. The Company makes minimal purchases outside of the United States that involve foreign currencies and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not typically hedge against foreign currency risks and believes that foreign currency exchange risk is insignificant. In the past the Company has used foreign exchange contracts to hedge certain purchases in Eurodollars. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash outflow resulting from inventory purchases will be affected by changes in exchange rates.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Shoe Pavilion, Inc.

Report of Independent Registered Public Accounting Firm	22

Consolidated Balance Sheets at January 1, 2005 and January 3, 2004 (restated)	23

Consolidated Statements of Operations for Years Ended January 1, 2005 January 3, 2004 (restated) and December 28, 2002 (restated)	24

Consolidated Statements of Changes in Stockholders’ Equity for Years Ended January 1, 2005, January 3, 2004 (restated) and December 28, 2002 (restated)	25

Consolidated Statements of Cash Flows for Years Ended January 1, 2005, January 3, 2004 (restated) and December 28, 2002 (restated)	26

Notes to Consolidated Financial Statements for Years Ended January 1, 2005, January 3, 2004, and December 28, 2002	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Shoe Pavilion, Inc.

We have audited the accompanying consolidated balance sheets of Shoe Pavilion, Inc. and subsidiary (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8, the accompanying 2003 and 2002 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 31, 2005

SHOE PAVILION, INC.

CONSOLIDATED BALANCE SHEETS

	January 1, 2005	January 3, 2004
		(As restated, see note 8 )
ASSETS

CURRENT ASSETS:
Cash	$1,178,543	$1,034,197
Receivables	131,381	130,012
Income tax receivables	—	13,167
Inventories	35,653,985	26,960,479
Deferred income taxes	717,576	2,098,534
Prepaid expenses	1,469,392	1,520,543

Total current assets	39,150,877	31,756,932

FIXED ASSETS:
Store fixtures and equipment	4,327,483	4,193,414
Leasehold improvements	4,984,003	4,578,690
Information technology systems	2,302,966	2,311,378

Total	11,614,452	11,083,482
Less accumulated depreciation	8,582,883	8,003,592

Net fixed assets	3,031,569	3,079,890
Deferred income taxes and other	1,775,414	1,864,681

TOTAL	$43,957,860	$36,701,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Borrowings under credit agreement	$6,612,299	$5,044,733
Accounts payable	10,455,663	6,720,369
Accrued expenses	2,974,180	3,373,247

Total current liabilities	20,042,142	15,138,349
Deferred rent	3,358,379	3,069,284
Commitments and contingencies (Note 4)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock—$.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value: 15,000,000 shares authorized; 6,801,021 and 6,800,000 shares issued and outstanding	6,801	6,800
Additional paid-in capital	13,969,236	13,967,258
Retained earnings	6,581,302	4,519,812

Total stockholders’ equity	20,557,339	18,493,870

TOTAL	$43,957,860	$36,701,503

See notes to consolidated financial statements.

SHOE PAVILION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
		(As restated, see note 8)	(As restated, see note 8)
Net sales	$85,770,346	$83,565,951	$83,781,694
Cost of sales and related occupancy expenses	55,830,632	59,870,116	57,576,266

Gross profit	29,939,714	23,695,835	26,205,428
Selling expenses	19,265,506	20,161,789	18,365,651
General and administrative expenses	6,930,107	8,159,203	7,791,976

Income (loss) from operations	3,744,101	(4,625,157)	47,801
Other income (expense):
Interest	(361,178)	(290,362)	(155,098)
Other—net	11,345	556	26,366

Total other expense—net	(349,833)	(289,806)	(128,732)

Income (loss) before income taxes	3,394,268	(4,914,963)	(80,931)
Income tax benefit (expense)	(1,332,778)	1,983,364	52,341

Net income (loss)	$2,061,490	$(2,931,599)	$(28,590)

Net income (loss) per share:
Basic	$0.30	$(0.43)	$(0.00)
Diluted	$0.30	$(0.43)	$(0.00)

Weighted average shares outstanding:
Basic	6,800,362	6,800,000	6,800,000
Diluted	6,909,085	6,800,000	6,800,000

See notes to consolidated financial statements.

SHOE PAVILION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Number of Shares	Amount
Balance at December 29, 2001 (as previously reported)	6,800,000	$6,800	$13,967,258	$7,704,177	$21,678,235
Prior period adjustment (see Note 8)				(224,176)

Balance at December 29, 2001 (as restated)	6,800,000	6,800	13,967,258	7,480,001	21,454,059
Net loss (as restated, see Note 8)				(28,590)	(28,590)

Balance at December 28, 2002 (as restated, see Note 8)	6,800,000	6,800	13,967,258	7,451,411	21,425,469
Net loss (as restated, see Note 8)				(2,931,599)	(2,931,599)

Balance at January 3, 2004 (as restated, see Note 8)	6,800,000	6,800	13,967,258	4,519,812	18,493,870
Exercise of stock option		1	1,978		1,979
Net income				2,061,490	2,061,490

Balance at January 1, 2005	6,800,000	$6,801	$13,969,236	$6,581,302	$20,557,339

See notes to consolidated financial statements.

SHOE PAVILION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1, 2005	January 3, 2004	December 28, 2002
		(As restated, see note 8)	(As restated, see note 8)
OPERATING ACTIVITIES:
Net income (loss)	$2,061,490	$(2,931,599)	$(28,590)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,406,679	1,535,965	1,455,266
Asset impairment expense	56,100	88,957	—
Other	5,819	19,398	(10,485)
Deferred income taxes	1,517,168	(1,967,544)	(30,515)
Effect of changes in:
Inventories	(8,693,506)	6,699,424	(2,261,725)
Receivables	11,798	1,228,811	(762,601)
Prepaid expenses and other	(66,776)	(1,199,694)	8,789
Accounts payable	3,735,294	500,243	(2,294,878)
Accrued expenses and deferred rent	(182,394)	936,125	817,642

Net cash provided by (used in) operating activities	(148,328)	4,910,086	(3,107,097)

INVESTING ACTIVITIES:
Purchase of fixed assets	(1,165,148)	(994,086)	(1,109,991)
Proceeds from sales of fixed assets	—	—	304,976

Net cash used in investing activities	(1,165,148)	(994,086)	(805,015)

FINANCING ACTIVITIES:
Borrowings (payments) on credit facility, net	1,567,566	(3,446,888)	3,891,621
Payment of loan costs	—	(212,997)	—
Proceeds from the exercise of stock options	1,979	—	—
Principal payments on capital leases	(111,723)	(1,226)	(2,872)

Net cash provided by (used in) financing activities	1,457,822	(3,661,111)	3,888,749

Net increase (decrease) in cash	144,346	254,889	(23,363)
Cash, beginning of period	1,034,197	779,308	802,671

Cash, end of period	$1,178,543	$1,034,197	$779,308

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$285,858	$295,734	$151,732
Income taxes	$927,710	$—	$343,304
Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligations incurred	$184,145	$6,743	$—

See notes to consolidated financial statements.

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND OPERATIONS

General—Shoe Pavilion, Inc. (the “Company”), a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington, Oregon and Arizona, under the name Shoe Pavilion. The Company operated 86 stores, including its internet store, and 85 stores, as of January 1, 2005 and January 3, 2004, respectively.

The Company purchases inventory from international and domestic vendors. For 2004, the Company’s top ten suppliers accounted for approximately 44% of inventory purchases.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy—The consolidated financial statements include the Company and its wholly-owned subsidiary, Shoe Pavilion Corporation. All significant intercompany balances and transactions have been eliminated.

Year End—The Company’s year end is based upon a 52/53 week year ending on the Saturday nearest to December 31. All references herein to 2004, 2003 and 2002 refer to the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively. January 3, 2004 was a 53 week year. January 1, 2005 and December 28, 2002 were 52 week years.

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

Estimated Fair Value of Financial Instruments—The carrying value of cash, accounts receivable, accounts payable and debt approximates their estimated fair values at January 1, 2005.

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

Deferred Rent—Certain of the Company’s store leases provide for free or reduced rent during an initial portion of the lease term. Deferred rent consists of the aggregate obligation for lease payments under these leases accrued on a straight-line basis over the lease term, including any free rent build out periods, in excess of amounts paid. In addition, deferred rent includes construction allowances received from landlords, which are amortized on a straight-line basis over the initial lease term.

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preopening Costs—Store preopening costs are charged to expense as incurred.

Asset Impairment— The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management evaluates the carrying value of assets associated with stores which have been open at least 14 consecutive months. The Company records an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected future cash flows. The impairment charge is recorded in selling, general and administrative expenses. Management’s estimates and assumptions used in the projections are subject to a high degree of judgment and if actual results differ, additional losses may be recorded. During 2004 and 2003 the Company recorded impairment charges of $56,000 and $89,000 to write down assets in one store and 7 stores respectively, to their estimated fair value. No impairment charges were recorded in 2002.

Advertising Expense— During 2004, 2003 and 2002 the Company spent $4.3 million, $5.1 million and $3.5 million, respectively on advertising. Advertising costs are expensed as incurred.

Net Income (Loss) Per Share—Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options.

Comprehensive Income (loss) is equal to net income (loss) for all periods presented.

Stock-Based Compensation— The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. As the Company issues its options at fair value, no compensation expense has been recognized in the financial statements for stock option arrangements.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock Based Compensation, as described in Note 6.

	Year Ended January 1, 2005	Year Ended January 3, 2004	Year Ended December 28, 2002
Net income (loss), as reported	$2,061,490	$(2,931,599)	$(28,590)
Deduct stock-based compensation determined under fair value method, net of related tax benefits	(106,465)	(6,008)	(30,719)

Pro forma net income (loss)	$1,955,025	$(2,937,607)	$(59,309)

Net income (loss) per share:
As reported:
Basic and diluted	$0.30	$(0.43)	$—
Pro forma:
Basic	$0.29	$(0.43)	$(0.01)
Diluted	$0.28	$(0.43)	$(0.01)

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually (See Note 2). Upon adoption, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS No. 123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS No. 123R will have on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations or cash flows.

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

Interest on borrowings is at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The Company repaid the amount outstanding on its previous loan agreement from proceeds provided from this loan facility. The average interest rate on outstanding borrowings at January 1, 2005 was 4.1%. As of January 1, 2005 approximately $10.2 million was available for advances under the facility. As of January 1, 2005 the Company was in compliance with its loan covenants.

Although the credit facility expires in April 2006 and the Company has the intent and ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility as a current

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) Issue 95-22 “Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

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

Future minimum lease payments required are as follows:

Operating Leases
Fiscal Year
2005	$12,323,601
2006	12,309,922
2007	10,206,561
2008	7,897,543
2009	5,187,977
Thereafter	10,922,557

Total future minimum lease payments	$58,848,161

Rental expense for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $13,688,908, $13,315,354 and $12,034,139, respectively, including contingent rentals of $227,122, $140,197 and $664,484, respectively.

Letters of Credit—The Company obtains letters of credit in connection with overseas purchase arrangements. The total amounts outstanding were $393,159 and $479,917 as of January 1, 2005 and January 3, 2004, respectively. As of January 1, 2005 the Company also had $500,205 outstanding in standby letters of credit relating to its workers compensation policy and rental agreements.

Contingencies—On March 5, 2002, the Company was sued in Los Angeles County Superior Court by one of its store managers who asserted that he and all other store managers in California were improperly classified as “exempt” employees under California’s wage and hour laws and therefore they were entitled to overtime wages. An amended complaint seeking class action status on behalf of all store managers in California was subsequently filed with the court. The Company denied the plaintiff’s claims and filed an answer challenging class certification. In December 2003, the Company entered into a settlement agreement of the lawsuit. Under the terms of the agreement the Company paid store managers a stipulated cash settlement based upon the number of weeks worked for the period from April 1, 1998 through December 31, 2003. During the fourth quarter ended January 3, 2004, the Company recorded a reserve of approximately $1.0 million for the costs associated with the lawsuit settlement. The Company reduced this reserve by approximately $258,000 during the third quarter ended October 2, 2004. The Company has made substantially all payments required to be made under the settlement agreement as of January 1, 2005.

The Company is also party to various legal proceedings arising from normal business activities. Management believes that while it is reasonably possible that some of these matters will result in settlements to

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be paid by the Company, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

5.    INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	January 1, 2005	January 3, 2004	December 28, 2002
Current:
Federal	$(244,394)	$(16,476)	$79,380
State	60,004	657	(101,206)

Total current	(184,390)	(15,819)	(21,826)
Deferred:
Federal	1,298,996	(1,567,820)	(88,488)
State	218,172	(399,725)	57,973

Total deferred	1,517,168	(1,967,545)	(30,515)

Total provision (benefit)	$1,332,778	$(1,983,364)	$(52,341)

A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense (benefit) that would result from applying the Federal statutory rate of 34% to income (loss) before income taxes is as follows:

	January 1, 2005	January 3, 2004	December 28, 2002
Statutory federal rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	5.4%	(5.4)%	(5.3)%
State tax credits	0.0%	—%	(27.2)%
Other	(0.2)%	(1.0)%	1.8%

Effective tax (benefit) rate	39.2%	(40.4)%	(64.7)%

During 2002, the Company completed a tax credit study of available California tax credits from 1998 through 2002, which resulted in a state income tax benefit and is reflected in the 2002 rate reconciliation as a rate credit of 27.2%,

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets (liabilities) are as follows:

	January 1, 2005	January 3, 2004
Current
Uniform capitalization of inventory costs	$385,115	$332,690
Accrued vacation	153,959	140,854
Inventory reserves	325,130	250,451
Prepaid expenses	(46,036)	(9,194)
State taxes	(50,654)	(77,210)
Legal reserve	0	415,051
Net operating loss	0	1,004,764
Other	(49,938)	41,128

Total current	717,576	2,098,534

Non-Current:
Deferred state taxes	(112,877)	(160,500)
Difference in basis of fixed assets	1,009,520	819,522
Deferred rent and tenant improvements	674,870	798,030
Net operating loss	0	250,671

Total non-current	1,571,513	1,707,723

Net deferred tax asset	$2,289,089	$3,806,257

A valuation allowance is provided when it is more likely than not that some or a portion or all of the deferred tax asset will not be realized. Based upon its history of earnings the Company believes that the realization of its deferred tax asset is more likely than not and therefore has not provided a valuation allowance for its deferred tax asset.

6.    STOCKHOLDERS’ EQUITY

Stock Options—In January 1998, the Company adopted the 1998 Equity Incentive Plan (the “1998 Plan”) authorizing the issuance of stock options to acquire up to 1,000,000 shares of its common stock to key employees and consultants of the Company. The 1998 Plan provides for awards of incentive stock options and nonqualified stock option grants to purchase common stock at prices equal to fair market value at the date of grant. Such options vest 25% each year, beginning on each anniversary date from the date of grant and expire ten years from that date. At January 1, 2005, there were 527,479 shares available for grants and options to acquire 176,500 shares of common stock were exercisable.

Directors’ Stock Options—In January 1998, the Company adopted the Directors’ Stock Option Plan (the “Directors’ Plan”) authorizing the issuance of stock options to acquire up to 100,000 shares of common stock to non-employee directors of the Company. The Directors’ Plan provides for awards of nonqualified stock options to purchase common stock at prices equal to fair market value at the date of grant. Such options vest 100% one year from grant date and expire six years from that date. At January 1, 2005, there were 55,000 shares available for grant and stock options to acquire up to 37,500 shares of common stock were exercisable.

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize information about outstanding stock options under both plans:

	Number of shares	Weighted Average Exercise price
Balance at December 29, 2001	289,500	$4.16
Options granted	57,500	1.22
Options canceled	(89,000)	1.65

Balance at December 28, 2002	258,000	4.37
Options granted	7,500	1.03
Options canceled	(17,625)	6.18

Balance at January 3, 2004	247,875	4.14
Options granted	345,000	1.57
Options exercised	(1,021)	1.94
Options canceled	(75,354)	3.57

Balance at January 1, 2005	516,500	$2.51

Weighted average fair value of options granted during 2004, 2003 and 2002 were $1.35, $0.68 and $0.86, respectively.

Range of Exercise Prices	Number Outstanding at January 1, 2005	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exerciseable at January 1, 2005	Weighted Average Exercise Price
$1.03–$ 1.22	20,000	3.14	$1.15	20,000	$1.15
$1.28–$ 1.28	200,000	9.14	1.28	—	—
$1.81–$ 1.95	200,500	7.05	1.93	105,500	1.92
$2.25–$10.25	96,000	3.19	6.56	88,500	6.93

$1.03–$10.25	516,500	6.99	$2.51	214,000	$3.92

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

	Year Ended January 1, 2005	Year Ended January 3, 2004	Year Ended December 28, 2002
Expected life in years	9.15 years	5.0 years	8.04 years
Stock price volatility	95.00%	81.97%	67.19%
Risk free interest rate	3.3%	2.6%	4.5%
Dividends during term	None	None	None

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) Savings Plan (the “Plan”). Employees become eligible to participate in the Plan after completing one year of service and attainment of the age 21. Generally, employees may contribute up to 15% of their compensation or a maximum of $13,000 in accordance with IRC Sections 402(g), 401(k) and 415. The Company may at its sole discretion, contribute and allocate to each eligible participant’s account a percentage of the participant’s elective deferral contributions. The Company made no contributions to the Plan for the years ended January 1, 2005 and January 3, 2004. The Company expensed $5,000 related to the Company’s matching contributions for the year ended December 28, 2002. The Company’s contributions vest over a five-year period.

8.    RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the year ended January 3, 2004, as a result of views expressed in a letter issued on February 7, 2005 by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”), the Company determined that its then current method of accounting for rent holidays was not in accordance with GAAP.

The Company’s historical accounting practice was to recognize rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when the store opened for business. However, after considering the views expressed in the letter issued by the Chief Accountant of the SEC on February 7, 2005, the Company has now determined that it should have been recording rent expense from the time at which the Company takes possession of the property. As a result, the Company’s consolidated financial statements for the fiscal years ended January 3, 2004 and December 28, 2002 have been restated from the amounts previously reported. The cumulative effect of this accounting change is a reduction in retained earnings of $224,000 as of the beginning of fiscal 2002 and decreases to retained earnings of $175,000 and $204,000 for fiscal years 2002 and 2003, respectively. The Company recorded the adjustment related to the current year, which was nominal, in the fourth quarter of fiscal 2004 to correct its lease accounting.

A summary of the effects of the restatement on the Company’s financial results has been provided below:

For the year ended:	January 3, 2004	January 3, 2004	December 28, 2002	December 28, 2002
	(As previously reported)	( As restated)	(As previously reported)	( As restated)
Cost of sales and related occupancy expenses	$59,518,841	$59,870,116	$57,293,685	$57,576,266
Gross profit	24,047,110	23,695,835	26,488,009	26,205,428
Income (loss) from operations	(4,273,882)	(4,625,157)	330,382	47,801
Income (loss) before income taxes	(4,563,688)	(4,914,963)	201,650	(80,931)
Income tax benefit (expense)	1,836,087	1,983,364	(55,095)	52,341
Net income (loss)	$(2,727,601)	$(2,931,599)	$146,555	$(28,590)
Net income (loss) per share:
Basic	$(0.40)	$(0.43)	$0.02	$—
Diluted	$(0.40)	$(0.43)	$0.02	$—

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of:	January 3, 2004	January 3, 2004
	(As previously reported)	(As restated)
Deferred income taxes	$1,965,723	$2,098,534
Total current assets	31,624,121	31,756,932
Deferred income taxes and other	1,605,267	1,864,681
Total assets	36,309,278	36,701,503
Accrued expenses	3,679,502	3,373,247
Total current liabilities	15,444,604	15,138,349
Deferred rent	1,767,485	3,069,284
Retained earnings	5,123,131	4,519,812
Total shareholders’ equity	19,097,189	18,493,870
Total liabilities and shareholders’ equity	$36,309,278	$36,701,503

9.    QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	1st quarter	2nd quarter	3rd quarter	4th quarter
Fiscal 2004
Net sales	$19,573	$20,729	$20,672	$24,796
Gross profit	6,625	7,346	6,724	9,244
Net income	352	694	24	991
Income per share:
Basic	$0.05	$0.10	$—	$0.15
Diluted	0.05	0.10	—	0.14
Fiscal 2003 (1)
Net sales	$18,583	$21,162	$21,581	$22,240
Gross profit (as previously reported)	4,237	6,132	6,137	7,541
Gross profit (as restated)	4,148	6,062	6,096	7,390
Net income (loss) (as previously reported)	(1,318)	(231)	(1,203)	24
Net loss (as restated)	(1,371)	(273)	(1,228)	(60)
Income (loss) per share:
Basic (as previously reported)	$(0.19)	$(0.03)	$(0.18)	$—
Basic (as restated)	(0.20)	(0.04)	(0.18)	(0.01)
Diluted (as previously reported)	(0.19)	(0.03)	(0.18)	—
Diluted (as restated)	(0.20)	(0.04)	(0.18)	(0.01)

(1)	Summarized quarterly financial information in fiscal 2003 has been restated to reflect the correction of an error related to lease accounting, as discussed in Note 8.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e). Based on that evaluation, after considering the underlying conditions that gave rise to the restatement discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were not effective in ensuring that material information relating to the Company, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As discussed in Note 8 to the Financial Statements, as a result of the February 7, 2005 letter issued by the Chief Accountant of the Securities and Exchange Commission regarding certain operating lease-related accounting issues and their application under generally accepted accounting practices in the United States of America (GAAP), the Company reviewed its lease accounting practices. Based upon this review the Company determined that its then current method of accounting for rent holidays was not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended January 3, 2004, and December 28, 2002, in this Annual Report on Form 10-K.

During the fourth quarter of fiscal 2004, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.

During the first quarter of 2005, the Company remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases. The Company has established procedures designed to ensure that rent expense will be recognized in the appropriate periods in the Company’s financial statements.

Item 9B.    Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 above.

Code of Ethics

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders under the caption “Corporate Governance”.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders under the caption “Ownership of Management and Principal Stockholders.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders under the captions “Principal Accountant Fees and Services.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

(1)  Financial Statements

The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

Consolidated Supplementary Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3)  Exhibits:

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005

SHOE PAVILION, INC.

By:	/s/ DMITRY BEINUS
Dmitry Beinus
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ DMITRY BEINUS Dmitry Beinus	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2005

/s/ JOHN D. HELLMANN John D. Hellmann	Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2005

/s/ DENISE ELLWOOD Denise Ellwood	Director	March 31, 2005

/s/ DAVID H. FOLKMAN David H. Folkman	Director	March 31, 2005

/s/ PETER G. HANELT Peter G. Hanelt	Director	March 31, 2005

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Exhibit

2.1	Exchange Agreement dated February 23, 1998 by and among Shoe Pavilion, Inc., Shoe Inn, Inc. and Dmitry Beinus (Incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-41877)

3.1	Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.1 to Registration Statement No. 333-41877)

3.2	Bylaws of the Registrant (Incorporated by reference from Exhibit 3.2 to Registration Statement No. 333-41877)

4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-41877)

10.1	Lease Agreement between Lincoln-Whitehall Pacific, LLC and Shoe Inn, Inc. dated October 28, 1996 (Incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-41877)

10.2	First Amendment to Lease Agreement between Lincoln-Whitehall Pacific, LLC and Shoe Pavilion Corporation dated September 17, 1998. (Incorporated by reference from Exhibit 10.2 to the Company’s 10-K filed March 23, 1999)

10.3	Second Amendment to Lease Agreement between Lincoln-Whitehall Pacific, LLC and Shoe Pavilion Corporation dated January 11, 1999. (Incorporated by reference from Exhibit 10.3 to the Company’s 10-K filed March 23, 1999)

10.4	1998 Equity Incentive Plan with forms of non-qualified and incentive stock option agreements (Incorporated by reference from Exhibit 10.2 to Registration Statement No. 333-41877)

10.5	Directors’ Stock Option Plan with form of stock option agreement (Incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-41877)

10.6	Credit Agreement dated December 1, 1998 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association. (Incorporated by reference from Exhibit 10.6 to the Company’s 10-K filed March 23, 1999)

10.7	Revolving Line of Credit Note dated December 1, 1998 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association. (Incorporated by reference from Exhibit 10.7 to the Company’s 10-K filed March 23, 1999)

10.8	Continuing Guaranty dated December 1, 1998 between Shoe Pavilion, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference from Exhibit 10.8 to the Company’s 10-K filed March 23, 1999)

10.9	Tax Allocation Agreement dated February 18, 1998 between Shoe Inn, Inc. and Dmitry Beinus (Incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-41877)

10.10	Agreement of Purchase and Sale dated as of April 14, 1997 among Standard Shoe Company and Shoe Inn, Inc. (Incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-41877)

10.11	Form of Indemnification Agreement between the Registrant and certain of its officers and directors (Incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-41877)

10.12	License Agreement dated July 7, 1999 between Richman Gordman ½ Price Stores, Inc. and Shoe Pavilion, Inc. (Incorporated by reference from Exhibit 10.1 to the Company’s 10-Q filed August 5, 1999)

Exhibit Number	Exhibit

10.13	First Amendment to License Agreement between Richman Gordman ½ Price Stores, Inc. and Shoe Pavilion, Inc. dated December 20, 1999. (Incorporated by reference from Exhibit 10.13 to the Company’s 10-K filed March 27, 2000)

10.14	First Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated October 30, 1999. (Incorporated by reference from Exhibit 10.14 to the Company’s 10-K filed March 27, 2000)

10.15	Second Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated February 8, 2000. (Incorporated by reference from Exhibit 10.15 to the Company’s 10-K filed March 27, 2000)

10.16	Third Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated March 9, 2000. (Incorporated by reference from Exhibit 10.16 to the Company’s 10-K filed March 27, 2000)

10.17	Credit Agreement dated February 27, 2001 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association. (Incorporated by reference from exhibit 10.17 to the Company’s 10-K filed March 30, 2001)

10.18	First Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated June 1, 2001. (Incorporated by reference from exhibit 10.18 to the Company’s 10-Q filed November 13, 2001)

10.19	Second Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association. dated September 1, 2001 (Incorporated by reference from exhibit 10.19 to the Company’s 10-Q filed November 13, 2001)

10.20	Revolving Line of Credit Note dated February 27, 2001 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association (Incorporated by reference from exhibit 10.20 to the Company’s 10-K filed March 28, 2002)

10.21	Revolving Line of Credit Note dated June 1, 2001 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association (Incorporated by reference from exhibit 10.21 to the Company’s 10-K filed March 28, 2002)

10.22	Third Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated March 1, 2002. (Incorporated by reference from exhibit 10.22 to the Company’s 10-K filed March 28, 2002)

10.23	Revolving Line of Credit Note dated June 25, 2002 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association (Incorporated by reference from exhibit 10.23 to the Company’s 10-Q filed August 12, 2002)

10.24	Fourth Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated June 25,2002. (Incorporated by reference from exhibit 10.24 to the Company’s 10-Q filed August 12, 2002)

10.25	Revolving Line of Credit Note dated September 1,2002 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association (Incorporated by reference from exhibit 10.25 to the Company’s 10-Q filed November 12, 2002)

10.26	Fifth Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated September 1,2002 (Incorporated by reference from exhibit 10.26 to the Company’s 10-Q filed November 12, 2002)

Exhibit Number	Exhibit

10.27	Revolving Line of Credit Note dated November 14,2002 between Shoe Pavilion Corporation and Wells Fargo Bank, National Association. (Incorporated by reference from Exhibit 10.27 to the Company’s 10-K filed March 27, 2003)

10.28	Sixth Amendment to Credit Agreement between Shoe Pavilion Corporation and Wells Fargo Bank, National Association dated November 14, 2002. (Incorporated by reference from Exhibit 10.28 to the Company’s 10-K filed March 27, 2003)

10.29	Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC dated April 18, 2003 (Incorporated by reference from Exhibit 10.1 to the Company’s 8-K filed on May 12, 2003)

10.30	Security Agreement between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003 (Incorporated by reference from Exhibit 10.2 to the Company’s 8-K filed on May 12, 2003)

10.31	Stock Pledge Agreement between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003 (Incorporated by reference from Exhibit 10.3 to the Company’s 8-K filed on May 12, 2003)

10.32	General Continuing Guaranty between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003 (Incorporated by reference from Exhibit 10.4 to the Company’s 8-K filed on May 12, 2003)

10.33	Amendment number one to Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC dated September 24, 2004.

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002