Form 10-Q
period 2005-04-02
SHOE PAVILION INC
filed 2005-05-17
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

As of April 30, 2005 the Registrant had 6,803,521 shares of Common Stock outstanding.

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

The following financial statements and related financial information are filed as part of this report:

Shoe Pavilion, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	April 2, 2005	January 1, 2005
ASSETS
CURRENT ASSETS:
Cash	$1,275	$1,179
Receivables	260	131
Inventories	37,452	35,654
Deferred income taxes	718	718
Prepaid expenses	1,625	1,469

Total current assets	41,330	39,151

Property and equipment, net	2,946	3,032
Deferred income taxes and other	1,766	1,775

TOTAL	$46,042	$43,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Borrowings under credit agreement	$6,463	$6,612
Accounts payable	11,861	10,456
Accrued expenses	3,230	2,974

Total current liabilities	21,554	20,042
Deferred rent	3,525	3,359
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $.001 par value: 15,000,000 shares authorized; 6,801,021 shares issued and outstanding	7	7
Additional paid-in capital	13,969	13,969
Retained earnings	6,987	6,581

Total stockholders’ equity	20,963	20,557

TOTAL	$46,042	$43,958

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share and number of stores)

	Quarter Ended
	April 2, 2005	April 3, 2004
Net sales	$23,299	$19,573
Cost of sales and related occupancy expenses	15,283	12,948

Gross profit	8,016	6,625
Selling, general and administrative expenses	7,234	5,969

Income from operations	782	656
Interest expense	(111)	(72)

Income before income taxes	671	584
Income tax expense	(265)	(232)

Net income	$406	$352

Earnings per share:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

Weighted average shares outstanding:
Basic	6,801	6,800
Diluted	7,054	6,816
Stores operated at end of period	85	85

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Quarter Ended
	April 2, 2005	April 3, 2004
Operating activities:
Net income	$406	$352
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	328	353
Asset impairment expense	—	57
Loss on disposition of assets	—	6
Effect of changes in:
Inventories	(1,798)	(3,227)
Receivables	(129)	42
Prepaid expenses and other	(165)	(223)
Accounts payable	1,405	3,736
Accrued expenses and deferred rent	468	387

Net cash provided by operating activities	515	1,483

Investing activities:
Purchase of property and equipment	(224)	(51)

Net cash used in investing activities	(224)	(51)

Financing activities:
Payments on credit facility, net	(149)	(1,270)
Principal payments on capital leases	(46)	(2)

Net cash used by financing activities	(195)	(1,272)

Net increase in cash	96	160
Cash, beginning of period	1,179	1,034

Cash, end of period	$1,275	$1,194

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

General - The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. (the “Company”) without audit, and in the opinion of management, include all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods presented. The balance sheet as of January 1, 2005 presented herein has been derived from the audited financial statements of the Company included in the Annual Report on Form 10-K for the year ended January 1, 2005.

The significant accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended January 1, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended January 1, 2005.

The results of operations for the thirteen weeks ended April 2, 2005 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Comprehensive Income and net income are the same.

Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management evaluates the carrying value of assets associated with stores which have been open at least 14 consecutive months. The Company records an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected future cash flows. The impairment charge is recorded in selling, general and administrative expenses. Management’s estimates and assumptions used in the projections are subject to a high degree of judgment and if actual results differ, additional losses may be recorded. During the thirteen weeks ended April 3, 2004 the Company recorded an impairment charge of $57,000 to write down assets in one store to its estimated fair value. No impairment charges were recorded during the thirteen weeks ended April 2, 2005.

Net Income Per Share – Basic income per share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing the net income by the weighted average number of common shares outstanding for the period plus the dilutive effect of outstanding stock options. The following table summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	Thirteen weeks ended
	April 2, 2005	April 3, 2004
	( in thousands)
Weighted average number of shares - basic	6,801	6,800
Add: effect of dilutive securities	253	16

Weighted average number of shares - diluted	7,054	6,816

Excluded from the above computations of diluted net income per share are options to purchase 89,989 and 245,449 shares of common stock as of April 2, 2005 and April 3, 2004, respectively, as these shares were anti-dilutive.

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

	Quarter Ended
	April 2, 2005	April 3, 2004
Net income, as reported	$406,000	$352,000
Deduct stock-based compensation determined under fair value method, net of related tax benefits	(27,921)	(13,034)

Pro forma net income	$378,079	$338,966

Net income per share:
As reported:
Basic and diluted	$0.06	$0.05
Pro forma:
Basic	$0.06	$0.05
Diluted	$0.05	$0.05

2. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually. Upon adoption, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS No. 123R are effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005. The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS No. 123R will have on its financial position and results of operations.

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

Interest on borrowings is at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The average interest rate on outstanding borrowings at April 2, 2005 was 4.5%. As of April 2, 2005 approximately $11.0 million was available for advances under the facility.

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

Overview

General—Shoe Pavilion, Inc., a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington, Oregon and Arizona under the name Shoe Pavilion. The Company operated 85 stores as of April 2, 2005 and April 3, 2004.

Results of Operations

Net sales. The Company’s net sales for the thirteen weeks ended April 2, 2005 increased 19.0% to $23.3 million from $19.6 million for the same period in 2004. The increase was primarily due to the 10.7% increase in comparable store net sales and sales generated in six new stores opened during the period of June 2004 through March 2005, net of seven stores closed from June 2004 through March 2005.

Gross Profit. Cost of sales includes landed merchandise and occupancy costs. For the thirteen weeks ended April 2, 2005 gross profit increased 21.0% to $8.0 million from $6.6 million for the same period last year. Gross profit as a percentage of net sales increased to 34.4% for the thirteen weeks ended April 2, 2005 from 33.8% for the same period last year. As a percentage of net sales, the merchandising gross profit decreased 1.0% while occupancy costs decreased 1.6%. The decrease in merchandising gross profit as a percentage of net sales was in part due to the increase in the average cost per unit in women’s footwear partially offset by a higher average selling price per unit. The decrease in occupancy costs as a percentage of net sales was due in part to the leveraging of occupancy costs as a result of the 10.7% increase in comparable store net sales during the quarter.

Selling, General and Administrative Expenses. For the thirteen weeks ended April 2, 2005 selling, general and administrative expenses increased by $1.2 million or 21.2% to $7.2 million from $6.0 million for the same period last year. As a percentage of net sales, selling, general and administrative expenses were 31.0% for the thirteen weeks ended April 2, 2005 compared to 30.5% for the same period last year. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to the increase in advertising. Advertising as a percentage of net sales for the thirteen weeks ended April 2, 2005 was 5.4% compared to 4.0% for the same period last year. This increase in advertising is in part due to the timing of advertising for the Easter holiday season which was in the first quarter of 2005 while it was in the second quarter last year.

Interest Expense. Interest expense for the thirteen weeks ended April 2, 2005 increased to $111,000 from $72,000 compared to the same period last year. This increase in interest expense is primarily due to a higher average interest rate during the thirteen weeks ended April 2, 2005 compared to the same period last year and increased borrowings under the Company’s credit facility, in part to fund the Company’s increased inventory levels.

Liquidity and Capital Resources

Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. During the thirteen weeks ended April 2, 2005 and April 3, 2004, the Company satisfied its cash requirements through cash flows generated from operations. Net cash provided by operating activities was $515,000 for the thirteen weeks ended April 2, 2005 compared to $1.5 million for the same period last year. Cash provided from operating activities during the thirteen weeks ended April 2, 2005 and April 3, 2004 was primarily generated from an increase in accounts payable in part related to the increase in inventory.

Capital expenditures for the thirteen weeks ended April 2, 2005 were $224,000. These expenditures primarily related to leasehold improvements and fixtures and equipment for one new store the Company opened during the thirteen weeks ended April 2, 2005 and construction in progress for three stores to be opened in the second quarter. The Company estimates that its total capital requirements to open a typical new store average $574,000, consisting of approximately $510,000 for inventory and $64,000 for fixtures and equipment, excluding leasehold improvements which are frequently paid for by landlord allowances. Costs vary from store to store depending on, among other things, the location, size, property condition and tenant improvement package offered by the landlord. The Company expects to open between eight to ten stores during the remainder of 2005. The number of stores ultimately opened is, in part, dependent upon the availability of desirable locations and management’s ability to negotiate acceptable lease terms.

During the thirteen weeks ended April 2, 2005 and April 3, 2004 financing activities used cash of $195,000 and $1.3 million which primarily relates to the pay down on the Company’s credit facility.

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

Interest on borrowings is at prime plus up to .25% or Libor plus 1.75% to 2.25%, depending on the amount the Company has available for advances under the line of credit. The average interest rate on outstanding borrowings at April 2, 2005 was 4.5%. As of April 2, 2005 approximately $11.0 million was available for advances under the facility.

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

There have been no material changes from the information reported in the Company’s Form 10-K for the year ended January 1, 2005.

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

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to various legal proceedings from normal business activities. Management believes that while it is reasonably possible that some of these matters will result in settlements to be paid by the Company, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required to be filed as part of this report:

31.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits and Reports on Form 8-K ( continued)

(b)	Reports on Form 8-K filed during the quarter ended April 2, 2005:

(1) On January 10, 2005, the Company filed a Form 8-K reporting under item 2.02 the issuance of a press release announcing a 14.7% increase in comparable store sales for the fourth quarter 2004.

(2) On March 3, 2005, the Company filed a Form 8-K reporting under item 8.01 the issuance of a press release announcing that, as a result of a clarification issued by the Chief Accountant of the Securities and Exchange Commission released on February 7, 2005, the Company, like many other retailers, had reviewed its lease accounting practices and intended to change its lease accounting treatment and would restate its historical financial statements.

(3) On March 21, 2005, the Company filed a Form 8-K reporting under item 2.02 the issuance of a press release announcing certain financial information for the thirteen week fourth quarter and the 52 week period ended January 1, 2005. In addition, the Company reported under item 4.02 the issuance of a press release announcing that the Company’s previously issued financial statements for the fiscal years ended January 3, 2004 (the “2003 Fiscal Year”) and December 28, 2002 (the “2002 Fiscal Year”) would be restated. As a result of the Company’s determination to restate its financial statements, the financial statements included in the Company’s Annual Reports on Form 10-K for the 2003 Fiscal Year and the 2002 Fiscal Year should no longer be relied upon. The Company included the restatement of these historical financial statements in its Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of May 2005.

SHOE PAVILION, INC., as Registrant

By	/s/ Dmitry Beinus
Dmitry Beinus Chairman and Chief Executive Officer

By	/s/ John D. Hellmann
John D. Hellmann Vice President and Chief Financial Officer