Form 10-Q
period 2005-07-02
SHOE PAVILION INC
filed 2005-08-16
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

As of July 29, 2005 the Registrant had 6,807,271 shares of Common Stock outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The following financial statements and related financial information are filed as part of this report:

Shoe Pavilion, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	July 2, 2005	January 1, 2005
ASSETS
CURRENT ASSETS:
Cash	$980	$1,179
Receivables	407	131
Inventories	36,832	35,654
Deferred income taxes	718	718
Prepaid expenses	1,671	1,469

Total current assets	40,608	39,151

Property and equipment, net	3,900	3,032
Deferred income taxes and other	1,783	1,775

TOTAL	$46,291	$43,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Borrowings under credit agreement	$6,959	$6,612
Accounts payable	10,717	10,456
Accrued expenses	2,826	2,974

Total current liabilities	20,502	20,042
Deferred rent	3,849	3,359
Long-term portion of capitalized lease obligations	248	—
Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $.001 par value: 15,000,000 shares authorized; 6,806,021 and 6,801,021 shares issued and outstanding	7	7
Additional paid-in capital	13,994	13,969
Retained earnings	7,691	6,581

Total stockholders’ equity	21,692	20,557

TOTAL	$46,291	$43,958

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts and number of stores)	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$24,929	$20,729	$48,228	$40,302
Cost of sales and related occupancy expenses	16,106	13,383	31,389	26,331

Gross profit	8,823	7,346	16,839	13,971
Selling, general and administrative expenses	7,543	6,120	14,777	12,089

Income from operations	1,280	1,226	2,062	1,882
Interest expense	(125)	(70)	(236)	(142)

Income before income taxes	1,155	1,156	1,826	1,740
Income tax expense	(451)	(462)	(716)	(694)

Net income	$704	$694	$1,110	$1,046

Earnings per share:
Basic	$0.10	$0.10	$0.16	$0.15
Diluted	$0.10	$0.10	$0.16	$0.15

Weighted average shares outstanding:
Basic	6,805	6,800	6,803	6,800
Diluted	7,101	6,925	7,080	6,852

Stores operated at end of period			87	83

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-six weeks ended
(In thousands)	July 2, 2005	July 3, 2004
Operating activities:
Net income	$1,110	$1,046
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	693	693
Asset impairment expense	—	57
Loss on disposition of assets	—	6
Effect of changes in:
Inventories	(1,178)	(6,120)
Receivables	(276)	100
Prepaid expenses and other	(246)	(213)
Accounts payable	38	4,381
Accrued expenses and deferred rent	412	885

Net cash provided by operating activities	553	835

Investing activities:
Purchase of property and equipment	(1,044)	(160)

Net cash used in investing activities	(1,044)	(160)

Financing activities:
Borrowings (payments) on credit facility, net	347	(745)
Proceeds from the exercise of stock options	25	—
Principal payments on capital leases	(80)	(20)

Net cash provided by (used in) financing activities	292	(765)

Net decrease in cash	(199)	(90)
Cash, beginning of period	1,179	1,034

Cash, end of period	$980	$944

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred for acquisition of property and equipment	$363	$65
Capital lease obligations incurred	301	184

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

The results of operations for the thirteen weeks and twenty-six weeks ended July 2, 2005 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Comprehensive Income and net income are the same.

Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management evaluates the carrying value of assets associated with stores which have been open at least 14 consecutive months. The Company records an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected future cash flows. The impairment charge is recorded in selling, general and administrative expenses. Management’s estimates and assumptions used in the projections are subject to a high degree of judgment and if actual results differ, additional losses may be recorded. During the twenty-six weeks ended July 3, 2004 the Company recorded an impairment charge of $57,000 to write down assets in one store to their estimated fair value. No impairment charges were recorded during the twenty-six weeks ended July 2, 2005.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	( in thousands)		( in thousands)
Weighted average number of shares - basic	6,805	6,800	6,803	6,800
Add: effect of dilutive securities	296	125	277	52

Weighted average number of shares - diluted	7,101	6,925	7,080	6,852

Excluded from the above computations of diluted net income per share are options to purchase 78,181 and 90,500 shares of common stock for the thirteen weeks ended July 2, 2005 and July 3, 2004, respectively, and 82,948 and 270,999 for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively, as these shares were anti-dilutive.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income, as reported	$704,000	$694,000	$1,110,000	$1,046,000
Deduct stock-based compensation determined under fair value method, net of related tax benefits	(24,611)	(34,317)	(52,532)	(47,351)

Pro forma net income	$679,389	$659,683	$1,057,468	$998,649

Net income per share:
As reported:
Basic	$0.10	$0.10	$0.16	$0.15
Diluted	$0.10	$0.10	$0.16	$0.15

Pro forma:
Basic	$0.10	$0.10	$0.16	$0.15
Diluted	$0.10	$0.10	$0.15	$0.15

2. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share–Based Payment, which requires that the compensation cost relating to share–based payment transactions be recognized in financial statements based on alternative fair value models. The share–based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually. Upon adoption, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS No. 123R are effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005. The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS No. 123R will have on its financial position and results of operations.

3. Credit Facility

In August 2005, the Company entered into amendment number three to its loan and security agreement with Wells Fargo Retail Finance, LLC (“Loan Agreement”). The amendment provides for an extension of the termination date of the Loan Agreement from April 18, 2006 to July 31, 2009. In addition, the amendment provides for an increase in the limit on capital expenditures from $1.0 million in 2005 to $3.0 million in 2005.

The Loan Agreement provides for a credit facility of up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Borrowings under the Loan Agreement are based upon a percentage of eligible inventory less certain reserves. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. The Loan Agreement prohibits the payment of cash dividends and contains various restrictive covenants.

Under the terms of the Loan Agreement interest on borrowings is at prime or Libor plus 1.50% to 2.00%, depending on the Company’s trailing twelve month EBITDA. The average interest rate on outstanding borrowings at July 2, 2005 was 5.08%. As of July 2, 2005 approximately $9.2 million was available for advances under the Loan Agreement. As of July 2, 2005 the Company was out of compliance with certain terms and conditions of the Loan Agreement as a result of exceeding the $1.0 million limit on capital expenditures and the $250,000 limit on capital lease obligations. In August 2005, the Company obtained a waiver from Wells Fargo Retail Financial, LLC and as part of the third amendment to the Loan Agreement received an increase in the limit on capital expenditures for 2005 to $3.0 million and the limit on capital lease obligations to $3.0 million.

Although the Loan Agreement expires in July 2009 and the Company has the intent and ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the Loan Agreement as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Shoe Pavilion, Inc., a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington, Oregon and Arizona under the name Shoe Pavilion. The Company operated 87 stores as of July 2, 2005 and 83 as of July 3, 2004.

Results of Operations

Net sales. The Company’s net sales for the thirteen weeks ended July 2, 2005 increased 20.3% to $24.9 million from $20.7 million for the same period in 2004. The increase was primarily due to sales generated from eleven new stores opened during the period from March 2004 to July 2, 2005, net of nine closed, as well as an 8.2% increase in comparable store sales during the thirteen weeks ended July 2, 2005.

The Company’s net sales for the twenty-six weeks ended July 2, 2005 increased 19.7% to $48.2 million from $40.3 million for the same period in 2004. The increase was primarily due to sales generated from eleven new stores opened during the period from March 2004 to July 2, 2005, net of nine closed, as well as a 9.5% increase in comparable store sales during the twenty-six weeks ended July 2, 2005.

Gross Profit. Cost of sales includes landed merchandise and occupancy costs. For the thirteen weeks ended July 2, 2005 gross profit increased 20.1% to $8.8 million from $7.3 million for the same period last year. Gross profit as a percentage of net sales was unchanged at 35.4% for the thirteen weeks ended July 2, 2005 compared with the same period last year. As a percentage of net sales, the merchandising gross profit decreased .5% while occupancy costs decreased .5%.

For the twenty-six weeks ended July 2, 2005 gross profit increased 20.5% to $16.8 million from $14.0 million for the same period last year. Gross profit as a percentage of net sales was relatively unchanged at 34.9% for the twenty-six weeks ended July 2, 2005 compared with 34.7% for same period last year. As a percentage of net sales, the merchandising gross profit decreased .8% while occupancy costs decreased 1.0%.

The decrease in merchandising gross profit as a percentage of net sales for the thirteen weeks and twenty-six weeks ended July 2, 2005 compared to the same periods last year was in part due to the increase in the average cost per unit in women’s footwear partially offset by a higher average selling price per unit. The decrease in occupancy costs as a percentage of net sales for the thirteen weeks and twenty-six weeks ended July 2, 2005 compared to the same periods last year was due in part to the leveraging of occupancy costs as a result of the increase in comparable store net sales of 8.2% and 9.5%, respectively.

Selling, General and Administrative Expenses. For the thirteen weeks ended July 2, 2005 selling, general and administrative expenses increased by $1.4 million or 23.3% to $7.5 million from $6.1 million for the same period last year. As a percentage of net sales, selling, general and administrative expenses were 30.3% for the thirteen weeks ended July 2, 2005 compared to 29.5% for the same period last year. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to an increase in advertising and in part due to costs of approximately $180,000 recorded by the Company in connection with a wage and hour lawsuit settled by the Company in August 2005. The increase in advertising is due in part to advertising in Arizona which is a new market for the Company. The Company opened two stores in Arizona in late June 2004. As of July 2, 2005 the Company operated five stores in Arizona. Advertising as a percentage of net sales for the thirteen weeks ended July 2, 2005 was 4.3% compared to 3.9% for the same period last year.

For the twenty-six weeks ended July 2, 2005 selling, general and administrative expenses increased by $2.7 million, or 22.2%, to $14.8 million from $12.1 million for the same period last year. As a percentage of net sales, selling, general and administrative expenses were 30.6% for the twenty-six weeks ended July 2, 2005 compared to 30.0% for the same period last year. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to an increase in advertising. Advertising as a percentage of net sales for the twenty-six weeks ended July 2, 2005 was 4.9% compared to 3.9% for the same period last year.

Interest Expense. Interest expense for the thirteen weeks ended July 2, 2005 increased to $125,000 from $70,000 compared to the same period last year. This increase in interest expense is primarily due to increased borrowings under the Company’s credit facility, in part to fund the Company’s increased inventory levels and a higher average interest rate during the thirteen weeks ended July 2, 2005 compared to the same period last year.

Interest expense for the twenty-six weeks ended July 2, 2005 increased to $236,000 from $142,000 compared to the same period last year. This increase in interest expense is primarily due to a higher average interest rate during the twenty-six weeks ended July 2, 2005 compared to the same period last year and increased borrowings under the Company’s credit facility.

Liquidity and Capital Resources

Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. During the twenty-six weeks ended July 2, 2005 and July 3, 2004, the Company satisfied its cash requirements primarily through cash flows generated from operations. Net cash provided by operating activities was $553,000 for the twenty-six weeks ended July 2, 2005 compared to $835,000 for the same period last year.

Capital expenditures for the twenty-six weeks ended July 2, 2005 were $1.0 million. These expenditures primarily related to leasehold improvements and fixtures and equipment for five new stores the Company opened and the remodeling of four stores. Capital expenditures for the twenty-six weeks ended July 3, 2004 were $160,000. These expenditures primarily related to leasehold improvements and fixtures and equipment for one store the Company opened in March 2004, construction in progress for three stores that the Company opened in the third quarter of 2004 and the remodeling of one store.

The Company anticipates that capital expenditures for the third and fourth quarter of fiscal 2005, primarily related to new stores, store remodelings and general activities will be approximately $2.2 million. The Company expects to receive landlord allowances of approximately $800,000 during the third and fourth quarter of fiscal 2005. The actual amount of capital expenditures will depend in part upon the number of stores opened, the number of stores remodeled and the lease incentives received from landlords.

During the twenty-six weeks ended July 2, 2005 financing activities provided cash of $292,000 which primarily relates to net borrowings on the Company’s credit facility. During the same period last year financing activities used cash of $765,000 which primarily relates to the pay down on the Company’s credit facility.

In August 2005, the Company entered into amendment number three to its loan and security agreement with Wells Fargo Retail Finance, LLC (“Loan Agreement”). The amendment provides for an extension of the termination date of the Loan Agreement from April 18, 2006 to July 31, 2009. In addition, the amendment provides for an increase in the limit on capital expenditures from $1.0 million in 2005 to $3.0 million in 2005.

The Loan Agreement provides for a credit facility of up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Borrowings under the Loan Agreement are based upon a percentage of eligible inventory less certain reserves. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. The Loan Agreement prohibits the payment of cash dividends and contains various restrictive covenants.

Under the terms of the Loan Agreement interest on borrowings is at prime or Libor plus 1.50% to 2.00%, depending on the Company’s trailing twelve month EBITDA. The average interest rate on outstanding borrowings at July 2, 2005 was 5.08%. As of July 2, 2005 approximately $9.2 million was available for advances under the Loan Agreement. As of July 2, 2005 the Company was out of compliance with certain terms and conditions of the Loan Agreement as a result of exceeding the $1.0 million limit on capital expenditures and the $250,000 limit on capital lease obligations. In August 2005, the Company obtained a waiver from Wells Fargo Retail Finance, LLC and as part of the third amendment to the Loan Agreement received an increase in the limit on capital expenditures for 2005 to $3.0 million and the limit on capital lease obligations to $3.0 million.

Although the Loan Agreement expires in July 2009 and the Company has the intent and ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the Loan Agreement as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

The Company expects that anticipated cash flows from operations and available borrowings under the Company’s Loan Agreement will satisfy its cash requirements for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information reported in the Company’s Form 10-K for the year ended January 1, 2005.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have concluded, based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2005, the Company entered into a settlement with a former employee who had filed a wage and hour lawsuit against the Company in the California Superior Court of Alameda County in October 2004. In the lawsuit the plaintiff had alleged that the Company had violated California’s overtime pay, meal and vacation laws by characterizing the plaintiff as a management level employee who was exempt from such laws. Although the Company in 2004 settled a similar wage and hour lawsuit filed in Los Angeles County Superior Court with a number of similarly situated employees, the plaintiff had opted out of this earlier settlement. In connection with the settlement of the lawsuit, the Company has recorded in the second quarter ended July 2, 2005, $180,000 for the costs of the settlement and related legal fees.

The Company is also a party to various legal proceedings resulting from its normal business activities. Management believes that while it is reasonably possible that some of these matters will result in settlements that will be paid in whole or in-part by the Company, it believes that the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

In May 2005, the Company submitted to shareholders two matters both of which were approved at the annual meeting held on May 20, 2005. The matters were: (1) to elect four directors to serve on the board of directors until the next annual meeting of stockholders and until their successors shall have been elected; and (2) to ratify the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company.

At the annual meeting, the following directors received the following votes:

	FOR	WITHHELD
Dmitry Beinus	6,605,240	73,776
Denise Ellwood	6,675,566	3,450
David H. Folkman	6,675,539	3,477
Peter G. Hanelt	6,675,219	3,797

The shareholders ratified the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2005 with the following voting results: 6,675,016 For, 4,000 Against.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required to be filed as part of this report:

10.34	Amendment number two and waiver to the Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC dated May 12, 2005.

10.35	Amendment number three to the Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo, LLC dated August 11, 2005.

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended July 2, 2005:

(1) May 12, 2005, the Company filed a Form 8-K reporting under item 2.02 the issuance of a press release announcing the operating results for the first quarter of 2005.

(2) On April 7, 2005, the Company filed a Form 8-K reporting under item 2.02 the issuance of a press release announcing a 10.7% increase in comparable store sales for the first quarter of 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of August 2005.

SHOE PAVILION, INC., as Registrant

By	/s/ Dmitry Beinus
Dmitry Beinus Chairman and Chief Executive Officer

By	/s/ John D. Hellmann
John D. Hellmann Vice President and Chief Financial Officer