Form 10-Q
period 2005-10-01
SHOE PAVILION INC
filed 2005-11-15
CIK 1051009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of November 7, 2005 the Registrant had 6,807,771 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. These forward-looking statements are subject to risks and uncertainties and the Company’s actual results could differ materially from management’s current expectations. These factors include, without limitation: the Company’s recent expansion into Arizona and Nevada as well as its planned expansion into other Southwestern states; the increased capital needs to fund this expansion, including store build-out costs and inventory purchases; the impact of the Company’s plan to open larger stores in the future; competitive pressures in the footwear retail industry; changes in the level of consumer spending on or preferences in footwear merchandise; economic and other factors affecting retail market conditions; the Company’s ability to purchase attractive name brand merchandise at reasonable discounts; the availability of desirable store locations as well as management’s ability to negotiate acceptable lease terms and open new stores in a timely manner. Other risk factors are detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update forward-looking statements.

SHOE PAVILION, INC.

INDEX TO FORM 10-Q

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

The following financial statements and related financial information are filed as part of this report:

Shoe Pavilion, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	October 1, 2005	January 1, 2005
ASSETS
CURRENT ASSETS:
Cash	$1,114	$1,179
Receivables	860	131
Inventories	41,916	35,654
Deferred income taxes	718	718
Prepaid expenses	2,424	1,469

Total current assets	47,032	39,151

Property and equipment, net	5,280	3,032
Deferred income taxes and other	1,951	1,775

TOTAL	$54,263	$43,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Borrowings under credit agreement	$10,573	$6,612
Accounts payable	13,746	10,456
Accrued expenses	3,251	2,974

Total current liabilities	27,570	20,042
Deferred rent	4,470	3,359
Long-term portion of capitalized lease obligations	235	—
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock- $.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock- $.001 par value: 15,000,000 shares authorized; 6,807,271 and 6,801,021 shares issued and outstanding	7	7
Additional paid-in capital	13,997	13,969
Retained earnings	7,984	6,581

Total stockholders’ equity	21,988	20,557

TOTAL	$54,263	$43,958

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts and number of stores)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$24,820	$20,672	$73,048	$60,974
Cost of sales and related occupancy expenses	16,432	13,948	47,821	40,279

Gross profit	8,388	6,724	25,227	20,695
Selling, general and administrative expenses	7,762	6,591	22,539	18,680

Income from operations	626	133	2,688	2,015
Interest expense	(145)	(102)	(381)	(244)
Other income	1	10	1	10

Income before income taxes	482	41	2,308	1,781
Income tax expense	(189)	(17)	(905)	(711)

Net income	$293	$24	$1,403	$1,070

Earnings per share:
Basic	$0.04	$0.00	$0.21	$0.16
Diluted	$0.04	$0.00	$0.20	$0.16
Weighted average shares outstanding:
Basic	6,807	6,800	6,804	6,800
Diluted	7,079	6,966	7,080	6,886
Stores operated at end of period			89	84

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Thirty-nine weeks ended
	October 1, 2005	October 2, 2004
Operating activities:
Net income	$1,403	$1,070
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,124	1,058
Deferred income taxes	—	945
Asset impairment expense	—	57
Loss on disposition of assets	—	5
Effect of changes in:
Inventories	(6,262)	(9,964)
Receivables	(729)	126
Prepaid expenses and other	(1,185)	(232)
Accounts payable	2,675	4,122
Accrued expenses and deferred rent	1,438	(41)

Net cash used in operating activities	(1,536)	(2,854)

Investing activities:
Purchase of property and equipment	(2,425)	(702)

Net cash used in investing activities	(2,425)	(702)

Financing activities:
Borrowings on credit facility, net	3,961	3,555
Proceeds from the exercise of stock options	28	2
Principal payments on capital leases	(93)	(66)

Net cash provided by financing activities	3,896	3,491

Net decrease in cash	(65)	(65)
Cash, beginning of period	1,179	1,034

Cash, end of period	$1,114	$969

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred for acquisition of property and equipment	$773	$110
Capital lease obligations incurred	301	184

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

The results of operations for the thirteen weeks and thirty-nine weeks ended October 1, 2005 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Comprehensive Income and net income are the same.

Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management evaluates the carrying value of assets associated with stores which have been open at least 14 consecutive months. The Company records an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected future cash flows. The impairment charge is recorded in selling, general and administrative expenses. Management’s estimates and assumptions used in the projections are subject to a high degree of judgment and if actual results differ, additional losses may be recorded. During the thirty-nine weeks ended October 2, 2004 the Company recorded an impairment charge of $57,000 to write down assets in one store to their estimated fair value. No impairment charges were recorded during the thirty-nine weeks ended October 1, 2005

Net Income Per Share – Basic income per share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing the net income by the weighted average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options. The following table summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	( in thousands)		( in thousands)
Weighted average number of shares- basic	6,807	6,800	6,804	6,800
Add: effect of dilutive securities	272	166	276	86

Weighted average number of shares- diluted	7,079	6,966	7,080	6,886

Excluded from the above computations of diluted net income per share are options to purchase 77,670 and 90,500 shares of common stock for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively, and 81,189 and 98,371 for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively, as these shares were anti-dilutive.

Stock-Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. As the Company issues its options with exercise prices equal to the fair market value of the underlying common stock on the date of grant, no compensation expense has been recognized in the financial statements for stock option arrangements.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation”.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income, as reported	$293,000	$24,000	$1,403,000	$1,070,000
Deduct stock-based compensation determined under fair value method, net of related tax benefits	(18,578)	(32,027)	(71,110)	(79,378)

Pro forma net income	$274,422	$(8,027)	$1,331,890	$990,622

Net income per share:
As reported:
Basic	$0.04	$0.00	$0.21	$0.16
Diluted	$0.04	$0.00	$0.20	$0.16
Pro forma:
Basic	$0.04	$0.00	$0.20	$0.15
Diluted	$0.04	$0.00	$0.19	$0.14

2. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually using one of the option-pricing models permitted by SFAS No. 123(R). Upon adoption, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS No. 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005. The Company is currently evaluating the impact of this Statement on its consolidated financial statements and expects that the adoption of SFAS No. 123(R) will cause an increase in compensation expense. The Company does not expect SFAS No. 123(R) to have an impact on its cash flows.

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

Under the terms of the Loan Agreement interest on borrowings is at prime or Libor plus 1.50% to 2.00%, depending on the Company’s trailing twelve month EBITDA. The average interest rate on outstanding borrowings at October 1, 2005 was 5.7%. As of October 1, 2005 approximately $8.2 million was available for advances under the Loan Agreement. As of July 2, 2005 the Company was out of compliance with certain terms and conditions of the Loan Agreement as a result of exceeding the $1.0 million limit on capital expenditures and the $250,000 limit on capital lease obligations. In August 2005, the Company obtained a waiver from Wells Fargo Retail Finance, LLC and as part of the third amendment to the Loan Agreement received an increase in the limit on capital expenditures for 2005 to $3.0 million and the limit on capital lease obligations to $3.0 million. As of October 1, 2005 the Company was in compliance with its loan covenants.

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

4. Subsequent Events

On October 3, 2005, the Company entered into a Securities Purchase Agreement under which the Company issued and sold to an investor in a private placement 3,000 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase up to 25% of the number of shares of the Company’s common stock issuable upon conversion of the Preferred Stock, for a purchase price of $3.0 million. The shares of Preferred Stock are convertible at the option of the investor into an aggregate of 571,428 shares of common stock at a conversion price of $5.25 per share. The closing price of the Company’s common stock on September 30, 2005, the last trading day preceding this financing was $4.70 per share. The conversion price is subject to adjustment, including full ratchet price anti-dilution in the event the Company issues securities, other than “exempt securities” as defined in the transaction documents, at a price below the conversion price then in effect.

The Preferred Stock is non-voting and does not bear a stated dividend; however, if the Company pays or declares a dividend or makes a distribution on any securities of the Company, it will be required to pay a proportional amount to the holders of the Preferred Stock. The Preferred Stock carries a liquidation preference in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company in an amount equal to $1,000 per share, which is the stated value of the Preferred Stock, plus any accrued and unpaid dividends and any other fees or liquidated damages that may be owing on the Preferred Stock. The Company has the right to force conversion of the outstanding Preferred Stock if the volume weighted average price of the Company’s common stock exceeds 120% of the then-effective conversion price for 20 consecutive trading days and the average daily trading volume for the 20-day period exceeds 50,000 shares; provided, however, that the Company may not force conversion nor can the Investor voluntarily convert Preferred Stock in an amount that would result in the Investor and its affiliates beneficially owning more than 4.99% of the outstanding common stock on the conversion date. The Company may also force conversion of all of the outstanding Preferred Stock if it consummates a public offering raising gross proceeds of at least $10,000,000. The Warrants, entitle the Investor to purchase up to 142,857 shares of common stock. Of this total, 71,429 Warrants (the “A Warrants”) are exercisable at $8.00 per share and 71,428 Warrants (the “B Warrants”) are exercisable at $11.00 per share. Both Warrants expire on October 3, 2008. The funds received from this transaction will be used for general working capital purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Shoe Pavilion, Inc., a Delaware corporation, operates as a single business segment of off-price shoe stores located in California, Washington, Oregon, Arizona and Nevada under the name Shoe Pavilion. The Company operated 89 stores as of October 1, 2005 and 84 stores as of October 2, 2004.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	66.2	67.5	65.5	66.1

Gross profit	33.8	32.5	34.5	33.9
Selling, general and administrative expenses	31.3	31.9	30.9	30.6

Income from operations	2.5	0.6	3.6	3.3
Interest expense	0.6	0.5	0.5	0.4
Other income	0.0	0.1	0.0	0.0

Income before income taxes	1.9	0.2	3.1	2.9
Income tax expense	0.7	0.1	1.2	1.1

Net income	1.2%	0.1%	1.9%	1.8%

Net sales. The Company’s net sales for the thirteen weeks ended October 1, 2005 increased 20.1% to $24.8 million from $20.7 million for the same period in 2004. The increase was primarily due to sales generated from fourteen new stores opened during the period from July 2004 to October 1, 2005, net of eight closed, as well as a 7.8% increase in comparable store sales during the thirteen weeks ended October 1, 2005. The fourteen new stores added approximately $2.6 million in net sales during the thirteen weeks ended October 1, 2005, net of eight stores closed. The average square footage of the fourteen stores opened from July 2004 to October 1, 2005 was approximately 15,000 square feet compared to the average square footage of 7,000 square feet for the eight stores that were closed.

The increase in comparable store net sales during the thirteen weeks ended October 1, 2005 was primarily due to increased sales in the women’s category of approximately 9.0%. The increase in the women’s category was primarily driven by increases in sandals and active footwear.

The Company’s net sales for the thirty-nine weeks ended October 1, 2005 increased 19.8% to $73.0 million from $61.0 million for the same period in 2004. The increase was primarily due to sales generated from fifteen new stores opened during the period from March 2004 to October 1, 2005, net of eleven closed, as well as a 9.0% increase in comparable store sales during the thirty-nine weeks ended October 1, 2005. The fifteen new stores added approximately $6.9 million in net sales during the thirty-nine weeks ended October 1, 2005, net of eleven closed.

The increase in comparable store net sales during the thirty-nine weeks ended October 1, 2005 was primarily due to increased sales of approximately 7.0% in the women’s category.

Gross Profit. Cost of sales includes merchandise and occupancy costs. For the thirteen weeks ended October 1, 2005 gross profit increased 24.7% to $8.4 million from $6.7 million for the same period last year. Gross profit as a percentage of net sales increased to 33.8% from 32.5% for the thirteen weeks ended October 1, 2005 compared with the same period last year. As a percentage of net sales, the merchandising gross profit was relatively unchanged while occupancy costs as a percentage of net sales decreased approximately 1.0%. The decrease in occupancy costs as a percentage of net sales was primarily attributable to leveraging of occupancy costs as a result of the increase in comparable store net sales of 7.8%, partially offset by the higher occupancy costs as a percentage of net sales associated with new stores that are not as productive as the comparable stores which have been open at least fourteen consecutive months.

For the thirty-nine weeks ended October 1, 2005 gross profit increased 21.9% to $25.2 million from $20.7 million for the same period last year. Gross profit as a percentage of net sales increased to 34.5% from 33.9% for the thirty-nine weeks ended October 1, 2005 compared with the same period last year. As a percentage of net sales, the merchandising gross profit decreased 0.4%, while occupancy costs as a percentage of net sales decreased approximately 1.0%. The decrease in occupancy costs as a percentage of net sales was primarily attributable to leveraging of occupancy costs as a result of the increase in comparable store net sales of 9.0%, partially offset by the higher occupancy costs as a percentage of net sales associated with new stores that are not as productive as the comparable stores which have been open at least fourteen consecutive months.

Selling, General and Administrative Expenses. For the thirteen weeks ended October 1, 2005 selling, general and administrative expenses increased by $1.2 million or 17.8% to $7.8 million from $6.6 million for the same period last year. As a percentage of net sales, selling, general and administrative expenses decreased to 31.3% for the thirteen weeks ended October 1, 2005 compared to 31.9% for the same period last year. Approximately $400,000 of the increase in selling, general and administrative expenses for the third quarter ended October 1, 2005 relates to the direct operating expenses of the 14 stores opened from July 2004 through October 1, 2005, net of eight closed, and increases in administrative payroll costs, freight costs and worker’s compensation insurance. Selling, general and administrative expenses for the third quarter of 2004 were favorably impacted by a $258,000 reversal of a reserve during the thirteen weeks ended October 2, 2004 for costs associated with the settlement of a wage and hour lawsuit.

For the thirty-nine weeks ended October 1, 2005 selling, general and administrative expenses increased by $3.9 million, or 20.7%, to $22.5 million from $18.7 million for the same period last year. As a percentage of net sales, selling, general and administrative expenses were 30.9% for the thirty-nine weeks ended October 1, 2005 compared to 30.6% for the same period last year. Approximately $1.2 million of the increase in selling, general and administrative expenses relates to the direct operating expenses of the fifteen stores opened from March 2004 through October 1, 2005, net of eleven closed. The increase in selling, general and administrative expenses is also due in part to an increase in advertising of approximately $.7 million, costs of approximately $180,000 recorded by the Company in connection with a wage and hour lawsuit settled by the Company in August 2005, increases in selling and administrative payroll costs, freight costs and worker’s compensation insurance. Selling, general and administrative expenses for the thirty-nine weeks ended October 2, 2004 were favorably impacted by a $258,000 reversal of a reserve during the thirteen weeks ended October 2, 2004 for costs associated with the settlement of a wage and hour lawsuit.

Interest Expense. Interest expense for the thirteen weeks ended October 1, 2005 increased to $145,000 from $102,000 compared to the same period last year. This increase in interest expense is primarily due to a higher average interest rate of 5.4% during the thirteen weeks ended October 1, 2005 compared to 3.8% for the same period last year and increased borrowings under the Company’s credit facility, in part to fund the Company’s increased inventory levels.

Interest Expense for the thirty-nine-weeks ended October 1, 2005 increased to $381,000 from $244,000 compared to the same period last year. This increase in interest expense is primarily due to a higher average interest rate of 5.1% during the thirty-nine weeks ended October 1, 2005 compared to 3.7% for the same period last year and increased borrowings under the Company’s credit facility.

Liquidity and Capital Resources

Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its credit facility. Net cash used in operating activities for the thirty-nine weeks ended October 1, 2005 was $1.5 million compared with $2.9 million for the same period last year. The cash used in operating activities for the thirty-nine weeks ended October 1, 2005 is primarily attributable to the increase in inventory partially offset by the associated increase in accounts payable. The increase in inventory as of October 1, 2005 is primarily attributable to the opening of 9 stores in 2005.

Capital expenditures including capital lease additions for the thirty-nine weeks ended October 1, 2005 were $2.6 million. These expenditures primarily related to leasehold improvements and fixtures and equipment of approximately $1.7 million for nine new stores, the remodeling of three stores of approximately $.2 million and the relocation of two stores of approximately $.2 million. Capital expenditures for the thirty-nine weeks ended October 2, 2004 were approximately $.9 million. These expenditures primarily related to leasehold improvements and fixtures and equipment totaling approximately $.6 million for four new stores the Company opened during the thirty-nine weeks ended October 2, 2004.

The Company anticipates that capital expenditures for the fourth quarter of fiscal 2005, primarily related to new stores, store remodels and general activities will be approximately $1.6 million. The actual amount of capital expenditures will depend in part upon the number of stores opened and the number of stores remodeled.

During the thirty-nine weeks ended October 1, 2005 financing activities provided cash of $3.9 compared with $3.5 million for the same period last year. The cash provided by financing for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, primarily relates to net borrowings on the Company’s credit facility.

In August 2005, the Company entered into amendment number three to its loan and security agreement with Wells Fargo Retail Finance, LLC ( the “Loan Agreement”). The amendment provides for an extension of the termination date of the Loan Agreement from April 18, 2006 to July 31, 2009. In addition, the amendment provides for an increase in the limit on capital expenditures in 2005 from $1.0 million to $3.0 million.

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

Under the terms of the Loan Agreement interest on borrowings is at prime or Libor plus 1.50% to 2.00%, depending on the Company’s trailing twelve month EBITDA. The average interest rate on outstanding borrowings at October 1, 2005 was 5.7%. As of October 1, 2005 approximately $8.2 million was available for advances under the Loan Agreement. As of October 1, 2005 the Company was in compliance with its loan covenants.

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

On October 3, 2005, the Company entered into a Securities Purchase Agreement under which the Company issued and sold to an investor in a private placement 3,000 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase up to 25% of the number of shares of the Company’s common stock issuable upon conversion of the Preferred Stock, for a purchase price of $3.0 million. The shares of Preferred Stock are convertible at the option of the investor into an aggregate of 571,428 shares of common stock at a conversion price of $5.25 per share. The closing price of the Company’s common stock on September 30, 2005, the last trading day preceding this financing was $4.70 per share. The conversion price is subject to adjustment, including full ratchet price anti-dilution in the event the Company issues securities, other than “exempt securities” as defined in the transaction documents, at a price below the conversion price then in effect.

The Preferred Stock is non-voting and does not bear a stated dividend; however, if the Company pays or declares a dividend or makes a distribution on any securities of the Company, it will be required to pay a proportional amount to the holders of the Preferred Stock. The Preferred Stock carries a liquidation preference in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company in an amount equal to $1,000 per share, which is the stated value of the Preferred Stock, plus any accrued and unpaid dividends and any other fees or liquidated damages that may be owing on the Preferred Stock. The Company has the right to force conversion of the outstanding Preferred Stock if the volume weighted average price of the Company’s common stock exceeds 120% of the then-effective conversion price for 20 consecutive trading days and the average daily trading volume for the 20-day period exceeds 50,000 shares; provided, however, that the Company may not force conversion nor can the Investor voluntarily convert Preferred Stock in an amount that would result in the Investor and its affiliates beneficially owning more than 4.99% of the outstanding common stock on the conversion date. The Company may also force conversion of all of the outstanding Preferred Stock if it consummates a public offering raising gross proceeds of at least $10,000,000. The Warrants, entitle the Investor to purchase up to 142,857 shares of common stock. Of this total, 71,429 Warrants (the “A Warrants”) are exercisable at $8.00 per share and 71,428 Warrants (the “B Warrants”) are exercisable at $11.00 per share. Both Warrants expire on October 3, 2008. The funds received from this transaction will be used for general working capital purposes.

The Company currently expects that anticipated cash flows from operations and available borrowings under the Company’s Loan Agreement will satisfy its cash requirements for at least the next 12 months.

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

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required to be filed as part of this report:

31.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended October 1, 2005:

(1) On September 27, 2005, the Company filed a Form 8-K reporting under item 5.03 the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the office of the Delaware Secretary of State.

(2) On August 12, 2005, the Company filed a Form 8-K reporting under item 2.02 the issuance of a press release announcing operating results for the second quarter and first six months of 2005.

(3) On July 7, 2005, the Company filed a Form 8-K reporting under item 2.02 the issuance of a press release announcing an 8.2% increase in comparable store sales for the second quarter of 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of November 2005.

SHOE PAVILION, INC., as Registrant

By	/s/ Dmitry Beinus
Dmitry Beinus
Chairman and Chief Executive Officer

By	/s/ John D. Hellmann
John D. Hellmann
Vice President and Chief Financial Officer