Form 10-K
period 2005-12-31
SHOE PAVILION INC
filed 2006-04-03
CIK 1051009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

       ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-23669

Shoe Pavilion, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3289691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

13245 Riverside Drive, Suite 450
Sherman Oaks, California    91423
(Address of Principal Executive Offices including Zip Code)

(818) 907 9975
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
(Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES    ☐        NO    ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES    ☐        NO    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    ☒        NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☐          Non-accelerated filer    ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      The aggregate market value of the common stock held by non-affiliates of the registrant as of July 2, 2005, the last day of the registrant's second fiscal quarter, was $12,310,314 based on the closing price for the registrant's common stock as reported by the Nasdaq National Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Number of shares outstanding of registrant's Common Stock as of March 26, 2006: 7,501,199.

      Documents incorporated by reference: Portions of the Proxy Statement for registrant's 2006 Annual Meeting of Stockholders, which will be filed on or before May 1, 2006, are incorporated herein by reference into Part III.

     PDF provided as courtesy

SHOE PAVILION, INC.

PART I

The statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements that are subject to future risks and uncertainties. Consequently, the Company's actual results could differ materially from those set forth in or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company's filings with the Securities and Exchange Commission, including, without limitation, the factors discussed in this Form 10-K under Item 1A "Risk Factors" and under Item 7."Liquidity and Capital Resources," as well as those discussed elsewhere in this Form 10-K.

Item 1. Business

Company Overview

Shoe Pavilion is a leading independent off-price branded footwear retailer in the Western United States. As of December 31, 2005, we operated 90 stores in California, Washington, Oregon, Arizona and Nevada. We were among the first footwear retailers on the West Coast to expand the off-price concept into the branded footwear market. We offer a broad selection of quality designer label and branded footwear, typically at 20% to 60% below regular department store prices, in a convenient self- service store format.

We are positioned in the market between discount and department stores. Unlike discount stores, we offer designer label and branded footwear that, in our opinion, has long-term customer appeal. As a result, we appeal to quality, style and designer label-oriented customers with relatively higher spending power. Unlike department stores, our prices are designed to appeal to value-oriented consumers seeking quality branded footwear typically found at department stores or branded retail outlets at higher everyday prices.

Our stores are strategically located in strip malls, outlet centers, large format retail centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. Our stores averaged approximately 10,000 square feet in 2005. On average, over 20,000 pairs of shoes from over 100 brands are displayed on the selling floor of most of our stores, compared to a significantly smaller product offering at typical department stores. Over the last several years, we have focused on closing smaller stores and replacing them with larger stores in more attractive locations. In addition, in fiscal year 2006, we plan to open up to 20 new stores and expand into new markets in Texas and New Mexico. The average square footage of these new stores is expected to be approximately 18,000 to 20,000 square feet. As a result, we expect the average size of our stores to increase for the foreseeable future.

Our goal is to become a leading retailer of value-priced branded footwear in the United States. For the twelve months ended December 31, 2005, we generated $102.5 million in revenue and $4.8 million in operating profit. In fiscal year 2005, we grew our store base, net sales and operating income 4.7%, 19.5% and 29.0%, respectively, compared to 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and notes under Item 8.

Industry and Competition

According to NPD Fashionworld®, for the twelve months ended December 31, 2005, total retail footwear sales in the United States was $41.8 billion, representing an 8.8 percent increase over 2004. The footwear retail industry can be divided into three categories - fashion, performance, and leisure - which in 2005 represented 53.6%, 27.4% and 19.0% of total footwear sales, respectively. The distribution and sale of footwear occurs through various different sales channels, which can be grouped into high, moderate and value-priced segments. Over the last few decades, the value-priced distribution channel, which consists of discount stores, factory outlets and off- price retailers, has become more prominent.

We believe that the growth in the value-priced segment is driven by consumers who have become more value-oriented and time-constrained. As a result, convenience, selection and availability have become significant factors in consumer purchasing decisions. According to Datamonitor, a market research company, in recent years consumers also seem to be moving further toward more fashionable, branded footwear. Thus, we believe the ability to provide branded footwear is essential to attract consumers into our stores. In addition, while fashions and expectations change from season to season, several top brands seem to be a stabilizing factor within the retail footwear market.

We compete with off-price and discount retailers (e.g., Nordstrom Rack, Payless Shoe Source, Ross Dress for Less and Famous Footwear), branded retail outlets (e.g., Nine West, Reebok, Adidas), national retail stores (e.g., DSW Shoe Warehouse, Nordstrom, Marshalls, Macy's, Sears, J.C. Penney, Loehmann's, Robinsons-May and Mervyn's), traditional shoes stores and mass merchants.

Competitive Strengths

We believe that several of our key competitive strengths - our broad selection of branded product offerings, established vendor relationships, convenient and flexible store layout, low-cost business model, and strategic real estate locations - leave us well-positioned to take advantage of the continuing growth in the off-price segment.

Broad Selection of Branded Product Offerings

Our broad selection of quality designer label and branded footwear product offerings distinguishes us from other retailers and serves to attract first time buyers and consumers who otherwise might shop at more expensive department stores or branded retail outlets. In addition, our selection of in-season merchandise and branded products distinguishes us from discount outlets, which typically offer only limited selections of branded footwear. We carry primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for our channel). Our typical store carries approximately 20,000 pairs of shoes from approximately 100 brands compared to significantly smaller product offerings at a typical department store or branded retail store. In order to increase the likelihood of our customer finding the right shoes at an attractive price, we tailor our merchandise from store to store to accommodate local consumer preferences, we opportunistically purchase in-season styles and branded footwear, and we purchase and receive new merchandise on a weekly basis. We also track sales trends and take advantage of a flexible buying process that enables us to make in-season purchases as compared to department stores that typically make large purchases at the beginning of a season.

Established Vendor Relationships

We have established a strong and mutually beneficial relationship with the shoe vendor community due to our ability to move quickly and decisively when procuring products. As a result, we have been able to negotiate favorable terms and prices by eliminating the vendor's exposure to the risk of returns and not seeking typical retail concessions such as promotional and markdown allowances. Furthermore, we have been able to negotiate favorable prices with vendors by ordering merchandise during off- peak production periods and taking delivery at one central warehouse. By purchasing from over 100 vendors, we have a wider selection of suppliers, and we can choose to purchase from the vendors that are most competitively priced at any given point in time. These established relationships also allow us to make opportunistic and frequent purchases of in-season branded footwear, enabling us to maintain a large selection of merchandise reflecting current styles.

Convenient and Flexible Store Layout

Our self-service store layout provides a convenient shopping experience for our customers and can be modified quickly in order to maximize our ability to sell merchandise. In our self-service format, inventory is stored directly under a displayed shoe, thereby eliminating the need for a stockroom and significantly increasing retail floor space. Moreover, this format allows customers to locate all available sizes of a particular shoe and to try them on for comfort and fit without a salesperson's assistance, allowing customers to browse and make independent purchasing decisions without feeling rushed or pressured into making a decision too quickly. Our store layouts can be easily reconfigured to accommodate new mixes of merchandise and adapted to a variety of store sizes, which enables us to open new stores within a week once merchandise is delivered.

We organize most of our stores on a single level, which allows customers to view the entire store and product offering as they enter and move quickly to the area where their desired styles are located. Signs help direct customers quickly to the merchandise they are seeking. Our interiors are well lit, with spacious aisles to allow ease of movement throughout the store. We group together similar styles such as dress, casual, seasonal and athletic merchandise. In order to maintain an exciting and changing shopping environment, we place newer in-season merchandise at the front of our stores, while older merchandise and clearance sale products are placed in the back.

Low-cost Business Model

Our low-cost business model allows us to offer our customers quality products at attractive prices. Our business model is based on self-service format stores, which reduce staffing and maintenance costs, and geographic clustering of our stores, which spreads expenses related to management and distribution across a number of stores. Clustering also enables us to cost effectively use television advertising in our markets in order to drive more traffic into our stores. In addition, we maintain low operating costs by outsourcing our warehouse and distribution operations, purchasing large blocks of merchandise from manufacturers at significant discounts and maintaining a lean management structure.

Strategic Real Estate Locations

Our stores are strategically located in strip malls, outlet centers, large format retail centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers and lower occupancy costs. Our focus on designer and branded footwear enables us to be in close proximity to other off-price retailers, which helps increase consumer traffic in our stores and consumer awareness of our brand. Due to our flexible store format, we have the ability to accommodate a variety of store sizes, which allows us to take advantage of attractive lease terms on an opportunistic basis.

Growth Strategy

We plan to continue to strengthen our position as a leading off-price branded footwear retailer by pursuing the following three primary strategies for growth in sales and profitability - continue to expand and improve our store base, leverage our operating model and enhance merchandising.

Continue to Expand and Improve Store Base

We believe our off-price branded footwear retail concept has broad national appeal and provides substantial opportunity for new store expansion in our existing and new markets. Our long-term strategy is to improve our penetration in existing markets and expand into new geographic markets while increasing our average store size to benefit from economies of scale. We plan to continue focusing on opening new stores in high traffic locations such as large format retail centers. We opened 10 new stores in 2005 with an average store size of 14,500 square feet. In fiscal year 2006, we plan to open up to 20 new stores, with an estimated average of approximately 18,000 to 20,000 square feet, and expand into new markets in Texas and New Mexico. We also plan to continue closing our smaller stores and replacing them with larger stores in more attractive locations.

Leverage our Operating Model

As we continue to expand our store base through the clustering of multiple stores, we believe we will improve our profitability by increasing our market presence and brand awareness and leveraging our cost structure, particularly in the areas of advertising, regional management, distribution and overhead functions, in order to reduce per store operating costs. In addition, our strategy of clustering stores in the markets in which we operate facilitates better recruitment and training of employees. Clustering our stores also improves our ability to secure prime real estate locations on attractive terms through improved relationships with lessors and real estate brokers. In order to improve our operating and financial performance, we intend to continue investing in our infrastructure. We believe continued investment in information systems will enhance the efficiency of our operations through improved merchandise planning and allocation, inventory management and distribution functions.

Enhance Merchandising

We intend to increase our sales of merchandise and average transaction value by continually refining the selection and mix of our footwear and apparel merchandise. We intend to use our vendor relationships to increase the quality and breadth of our products offerings and to keep our product mix current with merchandise that is popular and in demand by continually reviewing new merchandise styles and actively monitoring the sell-through rates in each of our stores. We plan to continue to focus on refining our marketing efforts in the areas of advertising and promotions, and we recently introduced the Shoe Pavilion Gift Card as a method to gain new customers and provide greater convenience for our existing customers. In addition, accessories have proven to be very successful in our larger store formats and provide incremental items to our customers' sale transactions. Our objective is to offer complementary accessories and apparel that provides the same brand/value equation that is the foundation of our footwear strategy. Additionally, our store format allows for flexibility in being able to display a wide variety of footwear and accessories.

Retail Store Base

Store Locations

As of December 31, 2005, we operated 90 Shoe Pavilion stores in the Western United States, including California, Washington, Oregon, Arizona and Nevada, as well as our Internet store. The map below shows the states in which our stores are located:

As of December 31, 2005, we operate a total of 90 retail stores in California, Washington, Oregon, Arizona and Nevada. The Company leases all of its stores, with leases expiring between 2006 and 2016. The Company has options to renew most of its leases.

The number of stores, which includes our Internet store, in each geographic area is set forth below:

	Stores at Year End

	2005	2004	2003
Southern California	38	38	37
Northern California (including the Internet store)	30	30	34
Arizona	6	4	-
Oregon	4	5	5
Washington	9	9	9
Nevada	3	-	-
Totals	90	86	85

Store Size

Our 90 stores occupied an aggregate of approximately 865,076 square feet of space. The average store size is approximately 10,000 square feet. Over the last several years, in an effort to increase sales and improve our comparable store sales performance, we have focused on closing smaller stores and replacing them with larger stores in more attractive locations, resulting in a net growth of 136,673 square feet in store space during fiscal year 2005. Our long-term strategy is to open larger stores in large format retail centers in the range of 18,000 to 20,000 square feet in order to benefit from economies of scale.

Internet Store

Our Internet store allows customers to purchase footwear and accessories online. It also enables potential customers to locate our stores and to determine the availability of specific merchandise. Our Internet store revenues are not material to our revenue or earnings performance.

Growth Plans

We opened 10 new stores in 2005 with an average store size of 14,500 square feet. In fiscal year 2006, we plan to open up to 20 new stores, with an estimated average of approximately 18,000 to 20,000 square feet. We plan to open stores both in markets in which we currently operate and in new markets such as Texas and New Mexico. We believe that our existing business support infrastructure can support our planned growth for the foreseeable future and will not compromise our new store economics. As of March 29, 2006, we have signed leases for 36 new stores.

The following table sets forth store openings and closings during the past three fiscal years:

	2005	2004	2003
Stores open at beginning of period	86	85	88
Opened during period period	10	6	4
Closed during period	6	5	7
Total open at end of period	90	86	85

Store closures in 2003, 2004 and 2005 were affected as part of our long-term strategy to replace smaller stores with larger stores in more attractive locations.

We believe that new store openings in our existing markets will further increase our name recognition, which will facilitate expansion into new markets. When entering a new market, we prefer to open multiple stores, thereby creating an immediate market presence and enabling expenses to be spread economically across a number of stores in order to lower per store operating costs. Due to our strategy of not opening new stores in the immediate vicinity of existing stores, we believe we would not be at risk of cannibalizing our existing stores. As part of the planning process, we endeavor to not over-saturate our market in our category of off-price branded shoe retailing. Our experience to date leads us to believe that we can continue our clustering strategy in both existing and new markets. In addition, our flexibility combined with our plans to open larger stores in 2006 provides us the opportunity to secure additional prime real estate sites in large format retail centers.

Site Selection

We use brokers to identify potential new store sites. Due to our flexible store format, we are able to adapt to a wide range of store designs and sizes. Before opening a new store, our management reviews detailed reports on demographics; spending, traffic and consumption patterns; store size, configuration, location and lease terms; and other site and market data. We target real estate locations with high pedestrian traffic and visibility, with new stores sized as appropriate to fit market potential. Our stores are either freestanding, in a strip mall, in a large format retail center, in a factory outlet mall or in a high traffic downtown shopping zone. We also target suburban locations near other large format, leading retailers, such as Target, Bed Bath & Beyond, Sportmart, Best Buy and Marshalls. We select sites that enable us to cluster our stores in strategic geographic markets to enhance our name recognition, lower average per store advertising costs and achieve economies of scale in management and distribution.

New Store Model

After we identify and approve a site, we negotiate the lease terms and begin planning the store layout and design. It typically requires between four and six weeks from the time we take possession of a store to its opening.

Opening costs for stores are typically minimal, excluding the initial stocking of inventory. We estimate that the average per store cost to open the four new stores that we opened during fiscal year 2005, with square footage ranging from 18,000 to 20,000 square feet, was $895,000. Of this amount, approximately $532,000 was for inventory and $307,000 was for fixtures, equipment and leasehold improvements, and $56,000 was for pre-opening expenses, including advertising. Generally, these costs were partially offset by landlord allowances and contribution. Costs vary from store to store depending on, among other things, the location, size, property condition and the tenant improvement package offered by the landlord. Our stores typically become profitable within their first year of opening and pay back their initial cash investment in less than two years. We do not own any of our real estate.

Merchandising

We separate our merchandise into four categories - men's, women's and children's footwear and accessories. The three footwear categories include dress, casual and athletic footwear. While shoes are our main focus, we also offer a complementary assortment of accessories, including handbags, hosiery, belts, hats and other accessories. The following table sets forth the approximate percentage of our sales attributable to each merchandise category in fiscal year 2005, 2004, and 2003:

Category	Percentage of Net Sales
	2005	2004	2003

Women's	57%	59%	56%
Men's	30%	32%	37%
Children's	7%	6%	5%
Accessories	6%	3%	2%
Total	100%	100%	100%

Our total net sales in the shoe category (women's, men's and children's footwear) were $96.8 million, $83.0 million, and $82.2 million for the fiscal years 2005, 2004, and 2003, respectively. Total net sales for accessories were $5.7 million, $2.7 million and $1.4 million for fiscal years 2005, 2004 and 2003, respectively.

Our merchandising group is responsible for planning, purchasing and allocation of our merchandise. We maintain a lean management structure, with senior management, including the Chief Executive Officer and the Chief Operating Officer, involved in the procurement of products for our stores. We use multiple buyers in every product category. Our merchandising process consists of make-up purchases that are planned and purchased in advance for the season and in-season opportunistic purchasing. Our merchandising group endeavors to be flexible and well positioned to make decisions quickly in order to take advantage of opportunistic purchases as they become available.

We have established strong and mutually beneficial relationships with our key vendors, which enables us to maintain a large selection of merchandise reflecting current styles and provides us with access to high quality, in-season merchandise at attractive prices. In addition, we believe our vendors view us as a significant distribution channel for their branded offerings due to our proven ability to move quickly and decisively when purchasing products. As a result, we have been able to negotiate favorable terms and prices by not exposing the vendor to the risk of returns and by not seeking typical concessions such as promotional and markdown allowances. Furthermore, we have been able to negotiate favorable prices by ordering merchandise during off-peak production periods and by taking delivery at our central warehouse. As we continue to expand our store base, we expect to become stronger in our ability to procure products in larger lots and be a one-stop "deal" for the shoe vendors.

During 2005, we purchased merchandise directly from over 100 vendors. Approximately 70% to 80% of our purchases are branded make-ups and approximately 20% to 30% are opportunistic purchases of in-season branded footwear. We make purchases from suppliers on an order-by-order basis and have no long-term purchase contracts. Since we have stores in a number of markets in the Western United States, we can accommodate and distribute a wide variety of merchandise that meets the needs of customers in different geographic areas. We believe that the strength and variety of our supplier network mitigates much of our exposure to inventory supply risks. As the number of our stores increases and our sales volume grows, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. In fiscal year 2005, the top ten suppliers accounted for approximately 40 percent of our inventory purchases and no vendor accounted for more than 10 percent of total inventory purchases in 2005.

Marketing and Advertising

Our marketing effort targets value conscious consumers seeking designer label and branded footwear. We also target time-constrained customers who want to make shopping decisions independent of a salesperson's assistance. In 2005, we spent approximately $4.8 million in marketing and advertising representing 4.7% of net sales. This represented a 12.0% increase from our marketing and advertising expenses of $4.3 million in fiscal year 2004. We occasionally use print advertising, typically at the time of a new store opening. However, in general, we have found print advertising to be less effective than television advertising. We also believe that television advertising benefits all stores in a common viewing market and that television advertising costs will be more effectively and economically leveraged as the number of stores in a specific region increases. Our signage is highly visible at the front and, when appropriate, rear of the store.

Staffing and Operations

We have a relatively lean organizational structure that we believe allows us to keep our business processes simple, straightforward and efficient and to make decisions quickly.

As of December 31, 2005, Shoe Pavilion had approximately 406 full-time employees and 266 part-time employees. Due to the seasonal nature of our business, the number of part-time employees fluctuates depending on our needs. None of our employees are represented by a labor union.

Distribution

In February 2002, we engaged Gilbert Companies, an unrelated third-party logistics company, to provide warehousing and distribution services. We believe that outsourcing our distribution allows us to scale to our seasonal needs. Warehousing and distribution are primarily conducted in a facility located in Chino, California. Most of the merchandise purchased is shipped directly from suppliers to this centralized distribution center where it is then processed, sorted and shipped to our stores. We believe that Gilbert Companies can accommodate our planned growth for the foreseeable future. We continue to evaluate our warehousing and distribution requirements on an ongoing basis. Our contract with Gilbert Companies may be terminated by us at anytime on 30 days notice.

Management Information and Control System

We have made significant investments in sophisticated information technology systems. During 1999, we completed the installation of a new information system on an enterprise-wide basis, including all critical areas of corporate office, network infrastructure and point of sale (POS) at each store. Our system is based on an IBM AS 400, which we believe is reliable and scalable. Our system includes standardized workstations with a common set of desktop applications and a POS system that that is tightly integrated with our corporate office. The integration of our POS system allows us to review and analyze inventory levels at each individual store by department, class and stock keeping unit to replenish fast-selling items on a timely basis. Furthermore, our inventory tracking and POS system allows us to keep tight inventory control, which we believe is evidenced by less than 1% inventory shrinkage in fiscal year 2005. We believe our system also provides a foundation for future expansion.

Intellectual Property

The Shoe Pavilion name and logo are registered trademarks of the Company. We have also registered a number of other trademarks and service marks in the United States. We have strong name recognition in the Western United States and we believe that this provides us a competitive advantage. Consequently, we believe it is important to protect our brand identity.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations. Compliance with federal, state and local provisions regulating discharge of materials into the environment has not had, and is not expected to have, a material effect on our financial condition or consolidated results of operations.

Available Information

We make available free of charge, through our website, http:/ /www.shoepavilion.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). Our publicly filed information is also available on the SEC's website, http://www.sec.gov. The information on our website is not incorporated herein by reference.

Executive Officers

Certain information regarding the executive officers of the Company is set forth below:

Name	Age	Position
Dmitry Beinus	53	Chairman of the Board, President and Chief Executive Officer
Robert R. Hall	53	Vice President and Chief Operating Officer
Neil T. Watanabe	52	Executive Vice President and Chief Financial Officer

Dmitry Beinus - Mr. Beinus has served as our Chairman of the Board, President and Chief Executive Officer since founding Shoe Pavilion in 1979. From 1976 to 1978, Mr. Beinus was employed in the shoe department of Nordstrom, Inc.

Robert R. Hall - Mr. Hall has served as our Vice President and Chief Operating Officer since January 1997. Mr. Hall joined Shoe Pavilion as a Regional Manager in 1990 and has held various positions within the Company including Operations Manager and Vice President of Merchandising.

Neil T. Watanabe - Mr. Watanabe has served as our Executive Vice President and Chief Financial Officer since November 2005. Prior thereto, from May 2003 until November 2005, Mr. Watanabe served as Executive Vice President and Chief Financial Officer of Elizabeth Arden Spas LLC. From May 2001 to May 2003, Mr. Watanabe provided executive restructuring services to Sears Health and Nutrition Stores serving in the capacity of Chief Operating Officer and to San Francisco Music Box Acquisition Corporation in the capacity as Chief Financial Officer. From March 1998 to May 2001, Mr. Watanabe served as Executive Vice President and Chief Financial Officer of Petsmart, Inc.

The Company's executive officers serve at the discretion of the Board of Directors.

Item 1A.   Risk Factors

We may not be able to successfully open new stores at an increased rate compared to the last several years, which could adversely affect our future earnings growth.

A significant element of our growth strategy involves the expansion and improvement of our store base. We intend to open up to 20 new stores by the end of fiscal year 2006. The success of our planned expansion will depend significantly on the adequacy of our capital resources as well as our ability to locate suitable store sites and negotiate acceptable lease terms. In addition, there are a number of other factors that could affect our expansion plans, including the ability to:

  build out new store sites on a timely and cost-effective basis;
  hire, train and retain employees; and
  expand and adapt our operational systems to serve a larger number of stores in an expanded geographic region.

There can be no assurance that we will achieve our planned expansion or that any such expansion will be profitable. In addition, there can be no assurance that our expansion within our existing markets will not adversely affect the financial performance of our existing stores or our overall operating results, or that new stores will achieve net sales and profitability levels consistent with existing stores. Because our future revenue growth depends on new store openings, any postponement or reduction in the number of store openings could have a material adverse effect on our growth prospects.

Our comparable store sales and quarterly financial performance may fluctuate for a variety of reasons, which, in turn, may impact the price for our common stock.

Historically, our comparable store sales have fluctuated widely, and we expect them to continue to do so in the future. We define comparable store sales as those stores that have been open for at least 14 consecutive months. For the fiscal year 2005, our comparable store sales increased 6.9% from fiscal year 2004. Our comparable store sales increased 3.9%in fiscal year 2004 and decreased 3.9%and 1.0%in fiscal years 2003 and 2002, respectively. For example, comparable store sales for the first half of 2005 benefited from significant rainfall in Southern California and the introduction of new merchandise categories (children's shoes and accessories) in selected store locations. Comparable store sales for the first half of 2006 are unlikely to benefit from the same factors. Because of the wide fluctuations in comparable store sales, investors may have difficulty consistently assessing our growth potential. In addition, fluctuations in our comparable store sales, including any decrease in 2006 comparable stores sales, could adversely impact our revenues, net income and the price of our stock.

Our business is subject to seasonal and quarterly fluctuations which may, in turn, affect the price of our common stock.

We have experienced, and expect to continue to experience, seasonal fluctuations in our net sales and net income. Historically, net sales and net income have been weakest during the first quarter following the holiday season. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the level of net sales contributed by new stores, merchandise mix, the timing and level of price markdowns, availability of inventory, store closures, advertising costs, the success of advertising campaigns, competitive pressures and changes in the demand for off-price footwear. For example, sales in the first half of 2005 benefited from significant rainfall in Southern California and the introduction of new merchandise categories (children's shoes and accessories) in selected store locations. Sales in the first half of 2006 are unlikely to benefit from the same factors.

A decline in general economic conditions could lead to reduced consumer demand for our footwear and accessories.

Consumer spending habits, including spending for the footwear and related accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, income taxes and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns are influenced by consumers' disposable income. As a result, economic developments that potentially reduce consumers' disposable income, such as recent increases in gasoline and energy prices and the rate of inflation, could impact consumer spending habits.

Consumer confidence is also affected by the domestic and international political landscape. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers. If consumers reduce spending, we could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow our expansion plans.

We may be unable to anticipate and respond to fashion trends and consumer preferences in the markets in which we operate, which could adversely affect our business, financial condition and results of operations.

Our merchandising strategy is based on identifying each region's customer base and having the proper mix of products in each store to attract our target customers in that region. This requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our stores are situated. A variety of factors will affect our ability to maintain the proper mix of products in each store, including:

  variations in local economic conditions, which could affect our customers' discretionary spending;
  unanticipated fashion trends;
  our success in developing and maintaining vendor relationships that provide us with access to in-season merchandise at attractive prices;
  our success in distributing merchandise to our stores in a timely and efficient manner; and
  changes in weather patterns, which in turn affect consumer preferences.

If we are unable to anticipate and fulfill the merchandise needs of each region, we may experience decreases in our net sales and may be forced to increase markdowns to slow-moving merchandise, either of which could have an adverse effect on our business, financial condition and results of operations. Our planned expansion into new geographic regions may heighten this risk.

Historically, we have closed an underperforming store at the conclusion of the store's lease term. If we are unable to close an underperforming store because the lease has not expired, we could suffer operating losses at such store until the lease ends or we otherwise restructure or buy out the lease.

We actively monitor individual store performance and close underperforming stores at the conclusion of the lease term. In certain instances, we may be unable to close an underperforming store on a timely basis because of lease terms. The inability to close one or more underperforming stores on a timely basis could result in operating losses, which could have a material adverse effect on our results of operations.

The covenants in our revolving credit facility may impact our ability to access borrowings to fund our expansion.

Our current expansion plan anticipates funding new store openings in 2006 from cash flow, the net proceeds from this offering, tenant improvement allowances and from borrowings under our revolving credit facility.

We maintain a revolving credit facility with Wells Fargo Retail Finance, LLC that provides for a credit facility of up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Under the terms of this revolving credit facility we were subject to a capital expenditures limit of $6.0 million in fiscal year 2005. In each remaining year of the revolving credit facility, Wells Fargo has indicated that it will adjust our capital expenditure limit based upon our business plan. Inasmuch as Wells Fargo has no obligation to cooperate with us in this regard, there is no assurance that we will be permitted to make the capital expenditures necessary to fully implement our expansion plans.

Because we do not have long-term purchase agreements with any of our vendors, our ability to purchase quality merchandise under favorable terms and conditions is dependent on our being on good business terms with our vendors.

Our future success will be significantly dependent on our ability to obtain merchandise that consumers want to buy, particularly designer label and branded merchandise with long-term retail appeal, and to acquire such merchandise under favorable terms and conditions. In 2005, our largest ten suppliers accounted for approximately 40 percent of our inventory purchases. The deterioration of our relationship with any key vendor or vendors could result in delivery delays, merchandise shortages or less favorable terms than we currently enjoy. We deal with our suppliers on an order-by-order basis and have no long-term purchase contracts or other contractual assurances of continued supply or pricing. Our footwear purchases typically involve manufacturing make- ups (shoes made exclusively for our channel) and opportunistic purchases. As our operations expand, our need for off-price inventory will continue to increase. Our inability to obtain a sufficient supply of high margin inventory, to negotiate favorable discount and payment agreements with our suppliers or to make opportunistic purchases could have a material adverse effect on our business, financial condition and results of operations.

Our failure to retain our existing senior management team and to continue to attract qualified new personnel could adversely affect our business.

Our future success will be dependent, to a significant extent, on the efforts and abilities of our executive officers. Dmitry Beinus, the founder, Chairman of the Board, Chief Executive Officer and President of our company, has primary responsibility for all major business decisions, including expansion into new states and regions, advertising, promotion and marketing activities. The loss of the services of any one of our executive officers, and Mr. Beinus in particular, could have a material adverse effect on our operating results. In addition, our continued growth will depend, in part, on our ability to attract, motivate and retain skilled managerial and merchandising personnel. There can be no assurance that we will be able to retain a substantial percentage of our existing personnel or attract additional qualified personnel in the future.

We have one distribution center. The loss or disruption of this center could have an adverse effect on our business and operations.

Most of the inventory we purchase is shipped directly from vendors to a single centralized distribution center maintained by a third-party operator in Chino, California, where the inventory is then processed, sorted and shipped to our stores. Because a substantial portion of the inventory first goes through the Chino distribution center, any disruption at this site could negatively impact our receiving and distribution process. Our business interruption insurance may not be invoked or be sufficient to mitigate the financial losses caused by a disruption of this center.

We would be adversely affected if our information technology systems were disrupted.

Our corporate network is essential to our distribution process. If our information technology systems were shut down for any reason, such as a natural disaster, power outage or terrorist attack, or if our information technology systems do not operate effectively, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores. Our insurance coverage may not be invoked or be sufficient to mitigate the financial losses resulting from a disruption in our information technology systems.

Because much of our merchandise originates from foreign sources our business is subject to many of the risks associated with international trade.

Many of the vendors with which we conduct business source their products from outside of the United States, particularly China, Brazil and Italy. As a result, we are subject to the risks generally associated with purchasing from foreign suppliers, such as:

  economic and political instability in countries where these suppliers are located;
  international hostilities or acts of war or terrorism affecting the United States or foreign countries from which our merchandise is sourced;
  increases in shipping costs;
  transportation delays and interruptions, including as a result of increased inspections of import shipments by domestic authorities;
  work stoppages;
  adverse fluctuations in currency exchange rates;
  U.S. laws affecting the importation of goods, including duties, tariffs and quotas and other non-tariff barriers;
  expropriation or nationalization;
  changes in local government administration and governmental policies;
  changes in import duties or quotas;
  compliance with trade and foreign tax laws; and
  local business practices, including compliance with local laws and with domestic and international labor standards.

There can be no assurance that the foregoing factors will not disrupt our supply of directly-sourced goods or otherwise adversely impact our business, financial condition and results of operations in the future.

Our profitability may be negatively impacted by inventory shrinkage caused by customer and employee theft.

The retail industry is subject to theft by customers and employees. Because we use a self-service format, where shoppers have access to both shoes of a pair, we must maintain substantial store security. There can be no assurance that we will not suffer from significant inventory shrinkage in the future, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to compete favorably in the highly competitive retail footwear market.

The retail footwear market is highly competitive, and we expect the level of competition to increase. We compete with off-price and discount retailers (e.g., Nordstrom Rack, Payless ShoeSource, Ross Dress for Less and Famous Footwear), branded retail outlets (e.g., Nine West), national and regional retail stores (e.g., DSW Shoe Warehouse, Nordstrom, Marshalls, Macy's, Sears, J.C. Penney, Loehmann's, Robinsons-May and Mervyn's), traditional shoe stores and mass merchants. Many of these competitors have stores in the markets in which we now operate and in which we plan to expand. Many of our competitors have significantly greater financial, marketing and other resources than we have. In addition, new participants may enter the off-price segment of the footwear market in the future. Competitive pressures resulting from competitors' pricing policies could have a material adverse affect on our gross margins. As a result, we may face greater competition from other national, regional or local retailers and we may not be able to compete successfully with existing and new competitors. Our inability to effectively respond to such competition could have a material adverse effect on our business, financial condition and results of operations.

Compliance with the requirements imposed by Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our net income.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), beginning with our Annual Report on Form 10-K for either the fiscal year ending December 30, 2006 or December 29, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. In the event the aggregate market value of the common stock held by non-affiliates exceeds $75,000,000 as of July 1, 2006, we will be subject to Section 404 beginning with our annual report due in March 2007. Otherwise we will be subject to Section 404 beginning with our annual report due in March 2008. In order to achieve compliance with Section 404 of Sarbanes-Oxley within the prescribed period, we will need to engage in a process to document and evaluate our internal controls over financial reporting, which will be both costly and challenging. We can provide no assurance as to our or our independent auditors' conclusions with respect to the effectiveness of our internal controls over financial reporting under Section 404 of Sarbanes-Oxley. There is a risk that neither we nor our independent auditors will be able to conclude that our internal controls over financial reporting are effective as required by Section 404 of Sarbanes-Oxley. Moreover, the costs to comply with Section 404 of Sarbanes-Oxley, as presently in effect, could have a material adverse effect on our net income.

In addition, during the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by Sarbanes-Oxley for compliance with the requirements of Section 404. Furthermore, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate offices are located in a 9,100 square foot facility in Sherman Oaks, California.

As of December 31, 2005, we operated a total of 90 retail stores in California, Washington, Oregon, Arizona and Nevada. Our 90 stores occupied an aggregate of approximately 865,076 square feet of space. The average store size is approximately 10,000 square feet. We lease all of our stores, with leases expiring between 2006 and 2016. We have options to renew most of our leases.

Item 3.    Legal Proceedings

From time to time we are party to various legal proceedings arising from normal business activities. We believe that while it is reasonably possible that some of these matters will result in settlements to be paid by us, the ultimate resolution of these matters will not have a material adverse impact on our financial statements.

We are a defendant in a sexual harassment case filed on August 27, 2004 in Federal District Court for the District of Portland. A former store manager alleges that her district manager initiated unwelcome sexual advances and other forms of unwelcome sexual conduct. She alleges that when she resisted her district manager's advances, she was terminated in violation of state and federal anti-retaliation laws. She seeks approximately $1.75 million in compensatory and punitive damages pursuant to the Title VII of the Civil Rights Act of 1964, Oregon State laws prohibiting sexual harassment in the work place, common law claims for intentional infliction of emotional distress and termination in violation of public policy. Discovery is ongoing and no date has been set for trial. We believe that we have meritorious defenses to the plaintiff's claims and we intend to vigorously defend this litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

Since February 8, 2006, our common stock has been traded on the Nasdaq National Market ® under the symbol SHOE. Prior thereto, our common stock was traded on the Nasdaq Capital Market® under the same symbol. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported by the Nasdaq Capital Market®.

	High	Low
Year Ended December 31, 2005
First	$ 5.83	$ 3.00
Second	8.12	4.25
Third	5.48	4.16
Fourth	8.20	4.40

Year Ended January 1, 2005
First	$ 2.14	$ 1.11
Second	2.53	1.63
Third	2.95	2.16
Fourth	3.35	2.50

As of March 26, 2006, there were 23 holders of record of our common stock.

We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our line of credit restricts our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by security holders	440,500	$ 3.52	531,729
Total	440,500	$ 3.52	531,729

Item 6.    Selected Financial Data

The selected consolidated financial and operating data set forth below should be read in conjunction with Item 8. "Financial Statements and Supplementary Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Fiscal Year (1)
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net Sales:
Retail	$ 102,510	$ 85,770	$ 83,566	$ 78,811	$ 73,611
Licensed operations	-	-	-	4,971	14,524
Total net sales	102,510	85,770	83,566	83,782	88,135
Cost of sales and related occupancy expenses	66,588	55,831	59,870	57,576	60,686
Gross profit	35,922	29,939	23,696	26,206	27,449
Operating expenses:
Selling expenses	22,369	19,265	20,162	18,366	17,606
General and administrative expenses	8,722	6,930	8,159	7,792	6,861
Income (loss) from operations	4,831	3,744	(4,625)	48	2,982
Income (loss) before income taxes	4,327	3,394	(4,915)	(81)	2,357
Net income (loss)	$ 2,633	2,061	$ (2,932)	$ (28)	$ 1,461
Net income (loss) available to common stockholders	$ 2,429	2,061	$ (2,932)	$ (28)	$ 1,461

Net income (loss) per share - basic	$ 0.36	$ 0.30	$ (0.43)	$ -	$ 0.21
Net income (loss) per share - diluted	$ 0.36	$ 0.30	$ (0.43)	$ -	$ 0.21

Weighted average shares outstanding - basic	6,810	6,800	6,800	6,800	6,800
Weighted average shares outstanding - diluted	7,229	6,909	6,800	6,800	6,800

	Fiscal Year (1)
	2005	2004	2003	2002	2001
CONSOLIDATED OPERATING DATA:
Number of stores, including licensed shoe departments:
Opened during period (2)	10	6	4	12	8
Closed during period (3)	6	5	7	45	3
Open at end of period	90	86	85	88	121
Comparable store sales increase (decrease) (4)	6.9%	3.9%	(3.9)%	(1.0)%	(5.9)%

	December 31,	January 1,	January 3,	December 28,	December 29,
	2005	2005	2004	2002	2001
CONSOLIDATED BALANCE SHEET DATA:	(in thousands)

Working capital	$ 23,321	$ 19,109	$ 16,618	$ 27,758	$ 22,861
Total assets	52,205	43,140	36,702	41,638	39,299
Borrowings under credit agreement	7,803	6,612	5,045	8,492	4,647
Stockholders' equity	26,171	20,557	18,494	21,425	21,454
  Our fiscal year end is based upon a fifty-two or fifty-three week year ending on the Saturday nearest to December 31. All references to fiscal years 2005, 2004, 2003, 2002 and 2001 refer to the fiscal years ended December 31, 2005, January 1, 2005, January 3, 2004, December 28, 2002, and December 29, 2001, respectively. The January 3, 2004 fiscal year was a fifty-three week year. All other fiscal years consisted of a fifty-two week year.
  Fiscal years 2001 and 2002 each include two licensed shoe departments operated pursuant to a license agreement with Gordmans, Inc.
  In June 2002, the license agreement with Gordmans was terminated, and we closed all 40 licensed shoe departments.
  We define comparable stores as those stores that have been open for at least 14 consecutive months.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements that are subject to future risks and uncertainties. Consequently, the Company's actual results could differ materially from those set forth in or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company's filings with the Securities and Exchange Commission, including, without limitation, the factors discussed in this Form 10-K under"Liquidity and Capital Resources," and Item 1A. "Risk Factors," as well as those discussed elsewhere in this Form 10-K.

Overview

Shoe Pavilion, Inc. is a leading independent off-price branded footwear retailer in the Western United States. As of December 31, 2005, we operated 90 stores in California, Washington, Oregon, Arizona and Nevada. We were among the first footwear retailers on the West Coast to expand the off-price concept into the branded footwear market. We offer a broad selection of quality designer label and branded footwear, typically at 20 percent to 60 percent below regular department store prices, in a convenient self-service store format.

During 2005, we opened 10 retail stores and closed six retail stores. We opened six stores and closed five in 2004. In 2003, we opened four stores and closed seven.

We expect that the primary source of our future sales growth will be new store openings and to a lesser extent from an improvement in comparable store sales. Although comparable store sales have fluctuated the past several years, we believe we can achieve an improvement in comparable store sales by focusing on refining our sales efforts, including merchandise selection, advertising and promotions. In late 2002, we expanded our product line to include children's shoes and handbags. In 2004, we expanded our product line to include athletic accessories. The addition of these categories contributed to the increase in comparable store sales in 2004 and 2005. We define comparable stores as those stores that have been open for at least 14 consecutive months. Stores open less than 14 consecutive months are treated as new stores, and stores closed during the period are excluded from comparable store sales. Our comparable store net sales increased 6.9% in fiscal year 2005, 3.9% in fiscal year 2004 and decreased 3.9% in fiscal year 2003. We do not allocate overhead, distribution costs, interest or taxes to stores. The majority of the overhead costs, which consist of costs such as merchandising, accounting, information systems, rent and insurance, are shared expenses of our stores.

We seek to acquire footwear merchandise on favorable financing terms and in quantities large enough to support future growth. This strategy causes an increase in inventory levels at various times throughout the year. As a result, similar to other off-price retailers, our inventory turnover rates are typically less than full-price retailers.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to our financial statements.

We believe that our application of accounting policies, and the estimates inherently required therein, are reasonable. We constantly reevaluate these accounting policies and estimates, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and our actual results have not differed materially from those determined by using necessary estimates. Our accounting policies are more fully described in Note 2 to the accompanying consolidated financial statements. We have identified certain critical accounting policies which are described below.

Revenue Recognition - We recognize revenue at the time the products are received by our customers in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" as amended by SAB No. 104, "Revenue Recognition". Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register with either cash or credit card. For online sales, revenue is recognized at the time the customer receives the product. Customers typically receive goods within a few days of shipment. Amounts related to shipping costs billed to customers are reflected in net sales and the related costs are reflected in costs of sales.

Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue. Gift certificates are carried as a liability when sold and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed.

We record a reserve for estimated product returns based on historical return trends. At December 31, 2005 and January 1, 2005 the reserve was $118,000 and $75,000, respectively. If actual returns are greater than those projected, additional sales returns reserves may be recorded in the future.

Inventories - Inventories are stated at the lower of average cost or market. We adjust inventory based on historical experience and current information in order to assure that inventory is recorded properly at the lower of cost or market. The factors we consider include current sell through, seasonality and length of time held in inventory. The amount ultimately realized from the sale of our inventory could differ materially from our estimates.

Long-lived Assets -  In evaluating the fair value and future benefits of property and equipment, we perform an analysis of the anticipated undiscounted future net cash flows associated with stores and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the carrying values and useful lives of our property and equipment continue to be appropriate.

Accrued Workers' Compensation - The Company records an estimated liability for the self-insured portion of the workers' compensation claims based on historical experience and an evaluation of outstanding claims.

Cost of Sales - Cost of sales includes product costs, inbound freight, inventory shrinkage and store occupancy costs. It does not include purchasing, warehousing, distribution costs and inter-store freight transportation, which are included in selling, general and administrative expenses. Our gross margin may not be comparable to other retailers as some of these entities include purchasing, warehousing, distribution and inter-store freight transportation expenses in cost of sales. These expenses were approximately $2.9 million, $2.4 million and $2.1 million for the fiscal years ended 2005, 2004 and 2003, respectively.

Income Taxes - We provide a valuation allowance when it is more likely than not that some or a portion or all of the deferred tax asset will not be realized. Based upon our history of earnings, we believe that the realization of our deferred tax asset is more likely than not and therefore we have not provided a valuation allowance for our deferred tax asset.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated, expressed as a percentage of net sales:

	Fiscal Year
	2005	2004	2003

Net Sales	100.0%	100.0%	100.0%
Cost of sales and related occupancy expenses	65.0	65.1	71.6
Gross profit	35.0	34.9	28.4
Selling expenses	21.8	22.5	24.1
General and administrative expenses	8.5	8.1	9.8
Income (loss) from operations	4.7	4.3	(5.5)
Interest expense	(0.5)	(0.4)	(0.4)
Other income	-	-	-
Income (loss) before income taxes	4.2	3.9	(5.9)
Income tax (expense) benefit	(1.6)	(1.5)	2.4
Net income (loss)	2.6%	2.4%	(3.5)%

December 31, 2005 (Fiscal Year 2005) Compared with January 1, 2005 (Fiscal Year 2004)

Net Sales - Net sales for 2005 increased 19.5 percent to $102.5 million compared to $85.8 million for 2004. This increase in net sales in 2005 is primarily due to a 6.9% increase in comparable store sales, increased sales of $13.3 million generated from new stores opened in 2005 and increased sales of $0.7 million due to relocating existing stores. These increases were partially offset by a reduction of $2.7 million related to the closing of underperforming stores.

The increase in comparable store sales was primarily driven by the increase in the women's and men's categories and to a lesser degree from the children's category and other accessories category, which were added to the product line in 2004.

Gross Profit - Cost of sales includes landed merchandise and occupancy costs. Gross profit for 2005 increased 20.0% to $35.9 million from $29.9 million in 2004. Gross profit as a percentage of net sales for 2005 increased to 35.0% compared to 34.9% for 2004. Despite absorbing $0.2 million of pre-opening costs in the fourth quarter related to our new stores in Dallas, Texas, as a percentage of net sales, occupancy costs decreased by 2.5 percentage points, which was partially offset by an increase in landed merchandise costs of 0.8% of revenues.

Selling Expenses - Selling expenses in 2005 increased $3.1 million, or 16.1%, to $22.4 million from $19.3 million in 2004. As a percentage of net sales, selling expenses were 21.8% of net sales in 2005, compared with 22.5% in 2004. The increased amount spent for selling expenses is primarily attributable to increases in labor costs of $1.9 million, advertising expenses of $0.5 million, freight expenses of $0.4 million and merchant fees for credit card sales of $0.2 million. Advertising decreased to 4.7% of net sales in 2005 compared to 5.0% in 2004, primarily due to a higher sales level in 2005.

General and Administrative Expenses - General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, store utilities, warehousing costs, professional fees and insurance. General and administrative expenses increased $1.8 million to $8.7 million in 2005 from $6.9 million in 2004. The increase in 2005 was partially due to the relocation of our corporate offices to Southern California. We incurred moving expenses of $0.3 million and increased rent expense of $0.1 million. The remaining increase in general and administrative expenses in 2005 was primarily due to increased utilities expenses of $0.3 million due to higher energy costs, increased legal and accounting expenses of $0.2 million and an increase in other miscellaneous expenses of $0.6 million due to a higher level of overall business activity in 2005.

Interest Expense - Interest expense increased $0.2 million in 2005 due to higher average borrowings under our credit agreement and an increase in interest rates of 2.0% during the year.

January 1, 2005 (Fiscal Year 2004) Compared with January 3, 2004 (Fiscal Year 2003)

Net Sales - Net sales for the fifty-two weeks ended January 1, 2005 increased 2.6% to $85.8 million compared to $83.6 million for the fifty-three weeks ended January 3, 2004. Fiscal year 2003, which ended on January 3, 2004, had one additional week. Sales for this additional week were approximately $1.5 million. Excluding this one additional week in fiscal year 2003, the increase in net sales in fiscal year 2004 would have been 4.5%. This increase in net sales in fiscal year 2004 is primarily due to the 3.9% increase in comparable store net sales and sales generated from six stores opened in 2004, net of five closed.

The increase in comparable store sales was primarily driven by the increase in the women's category and to a lesser degree from the children's category which was added to our product line in late 2002 and other accessories added to the product line in 2004. These increases were partially offset by the decrease in comparable store sales in the men's category.

Gross Profit - Cost of sales includes landed merchandise and occupancy costs. Gross profit for 2004 increased 26.3% to $29.9 million from $23.7 million in fiscal year 2003. Gross profit as a percentage of net sales for fiscal year 2004 increased to 34.9% compared to 28.4% for fiscal year 2003. As a percentage of net sales, the merchandising gross profit increased 6.4 percentage points while the occupancy costs, as a percentage of net sales, remained relatively unchanged. The increase in gross profit as a percentage of net sales is due in part to a higher average selling price and to a lesser degree a lower average unit cost. The higher average selling price and the lower average cost increased gross profit as a percentage of net sales by approximately 4% and 2%, respectively.

Selling Expenses - Selling expenses in fiscal year 2004 decreased by $0.9 million or 4.4% to $19.3 million from $20.2 million in fiscal year 2003. As a percentage of net sales, selling expenses were 22.5% compared with 24.1% in fiscal year 2003. The decrease in selling expenses is primarily attributable to the reduction in advertising and worker's compensation costs.

Advertising costs decreased by $0.9 million in fiscal year 2004. Advertising as a percentage of net sales decreased to 5.0% in fiscal year 2004 compared to 6.1% in fiscal year 2003. In the third quarter of 2003, we increased advertising. The decrease in advertising is primarily attributable to the reduction in advertising in the third quarter of 2004 compared to 2003. Although we believe that the higher amount spent on advertising in the third quarter of 2003 did contribute to the increase in comparable store net sales in the third quarter of 2003, the increase was below our expectations. Because the expanded advertising did not produce the expected results in the third quarter of 2003, we reduced our advertising in the third quarter of 2004 as we continued our focus on profitability.

General and Administrative Expenses - General and administrative expenses consist primarily of corporate and administrative expenses, including payroll, store utilities, warehousing costs, professional fees and insurance. General and administrative expenses decreased by $1.3 million or 15.1% to $6.9 million in fiscal year 2004 from $8.2 million in fiscal year 2003. In fiscal year 2003, we recorded a reserve of $1.0 million for costs associated with the settlement of a wage and hour lawsuit. In the third quarter of 2004, we reduced this reserve by approximately $258,000, as a result of final approval of the settlement by the court.

The recording of the $1.0 million reserve in 2003 and the $258,000 reduction of this reserve in 2004 are the principal reasons for the $1.3 million decrease in general and administrative expenses in 2004 compared to 2003.

Inflation

We do not believe that inflation has had a material impact on our results of operations during the past three years. There can be no assurance, however, that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Historically, we have funded our cash requirements primarily through cash flows from operations and borrowings under our revolving credit facility.

Operating Activities

Net cash provided by (used in) operating activities for 2005, 2004 and 2003 was $0.3 million, ($0.2) million and $4.6 million, respectively. The cash provided by operating activities in 2005 is primarily attributable to net income of $2.6 million, increases in accrued expenses and deferred rent of $4.2 million, and depreciation and amortization of $1.6 million, partially offset by an increase in inventory of $5.4 million and a reduction in accounts payable of $2.2 million. The increase in inventory as of December 31, 2005 is primarily attributable to the opening of ten stores in 2005. Cash provided by operating activities in 2003 was primarily generated from a $6.7 million reduction in inventory.

Working capital at December 31, 2005 increased to $23.3 million from $19.1 million as of January 1, 2005. This increase was primarily due to using our net income, additional borrowings under our line of credit and the proceeds from the sale of preferred stock to open ten new stores. By opening these stores, we increased our inventories and tenant improvement allowances receivable.

Investing Activities

Capital expenditures for 2005, 2004 and 2003 were $4.2 million, $1.2 million and $1.0 million, respectively. Expenditures for 2005 primarily related to leasehold improvements and fixtures and equipment of approximately $3.0 million for new stores, the remodeling and upgrade of stores of approximately $0.6 million, the relocation of two stores of approximately $0.6 million and $0.3 million for relocation of our corporate offices. Expenditures for 2004 were primarily for leasehold improvements and fixtures for the six stores we opened. Expenditures for 2003 were primarily for the remodel of four stores, $0.4 million were for leasehold improvements, fixtures and equipment for four new stores and $0.2 million were for leasehold improvements for the build out of the new corporate office.

The Company estimates that capital expenditures for 2006 will be approximately $6.5 - $7.5 million, net of lease incentives. The actual amount of capital expenditures will depend in part upon the number of stores opened in 2006 and the lease incentives received from landlords. The number of stores ultimately opened is in part dependent upon the availability of desirable locations and management's ability to negotiate acceptable lease terms.

Financing Activities

Cash provided by (used in) financing activities for 2005, 2004 and 2003 was $4.0 million, $1.5 million and ($3.7) million, respectively. The cash provided by financing activities in 2005 primarily relates to the net increase in borrowings under our revolving credit facility, proceeds from the sale of convertible preferred stock and common stock warrants and the exercise of stock options. The cash provided by financing activities in 2004 relates to the net increase in borrowings under our revolving credit facility. The cash used by financing activities in 2003 relates to the repayment of loans under our revolving credit facility primarily driven by the reduction of inventory by $6.7 million in 2003.

Revolving Credit Facility

We maintain a revolving credit facility with Wells Fargo Retail Finance, LLC that provides for borrowings of up to $20.0 million, including a $5.0 million sublimit for the issuance of letters of credit. Under the terms of this revolving credit facility during 2005, we were subject to a capital expenditures limit of $6.0 million, of which $3.0 million was designated for capitalized leases. In each remaining year of the revolving credit facility, Wells Fargo has indicated that it will adjust our capital expenditure limit based upon our business plan. Borrowings under the revolving credit facility are based upon a percentage of eligible inventory less certain reserves. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. The revolving credit facility prohibits the payment of cash dividends and contains various restrictive covenants.

In March 2006, we entered into amendment number four to our revolving credit facility, which extends the term of the revolving credit facility from July 31, 2009 to April 18, 2011, provides for a maximum borrowing amount of $20.0 million. This amount may be increased at our option up to a maximum of $30.0 million, so long as no event of default has occurred and is continuing or would result therefrom and upon payment of a fee of 0.25% of the amount by which the Company requests that the credit facility be increased. The minimum available reserve that must be maintained under the revolving credit facility is 7.5% times the maximum borrowing amount then in effect. Amendment number four provides for an increase of the annual capital expenditures limit from $3.0 million to $10 million, in addition to the existing limit of $3.0 million for capital lease obligations; provided, however, that Wells Fargo may increase or decrease the capital expenditures amount based upon our annual projections.

The revolving credit facility contains various restrictive covenants, including a limitation on capital expenditures. The revolving credit facility does not contain any restrictions on disposal of assets or closure of stores other than a restriction prohibiting us from taking action to convey, sell, lease, license, assign, transfer or otherwise dispose of, in one transaction or a series of transactions, all or substantially all of our assets. The revolving credit facility restricts us from incurring additional indebtedness, except to the extent provided in the credit agreement, from consigning any of our inventories to third parties under a bill and hold, sale or return, sale on approval or other conditional terms of sales and from making any distribution, declaration or payment of any dividend (in cash or other property, other than common stock).

Borrowings under our revolving credit facility bear interest at the prime rate or London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%, depending on our trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA"). The average interest rate on outstanding borrowings at December 31, 2005 was 5.5%. As of December 31, 2005, approximately $10.0 million was available for advances under the revolving credit facility. As of December 31, 2005, we were in compliance with the loan covenants of our revolving credit facility.

Although the revolving credit facility expires in April 2011 and we have the intent and ability to maintain this debt outstanding for more than one year, we have classified our borrowings under the revolving credit facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 "Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

Stock Offerings

Public Offering of Common Stock

On March 23, 2006, we sold 2,000,000 shares of our common stock in a public offering at $7.20 per share. In addition to the common stock sold by us, 1,000,000 shares of common stock held by our Chief Executive Officer (the "Selling Stockholder") were sold in the offering. Our underwriters also have the option for 30 days following the offering date to purchase up to an additional 450,000 shares of common stock from the Selling Stockholder to cover over-allotments of shares. In connection with the offering, we will also issue to one of our underwriters warrants to purchase up to 150,000 shares of our common stock at an exercise price of $8.64 per share.

We intend to use the estimated proceeds received from the offering of $13.1 million, net of underwriting discounts and direct offering costs, to open new stores and for working capital. Pending the application of the proceeds, we intend to pay down the balance under our revolving credit facility and invest any remaining amounts in short-term investments. We will not receive any proceeds from the sale of common stock shares by the Selling Stockholder.

Series A Convertible Preferred Stock Financing

On October 3, 2005, we entered into a Securities Purchase Agreement under which we issued and sold to an investor in a private placement 3,000 shares of our Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase up to 25% of the number of shares of our common stock issuable upon conversion of the Preferred Stock, for a purchase price of $3.0 million. The shares of Preferred Stock were converted by the investor into an aggregate of 571,428 shares of common stock at a conversion price of $5.25 per share in January 2006. The warrants entitle the investor to purchase up to 142,857 shares of common stock. Of this total, 71,429 warrants are exercisable at $8.00 per share and 71,428 warrants are exercisable at $11.00 per share. The warrants expire on October 3, 2008. The funds received from this transaction are being used for general working capital purposes.

Contractual and Commercial Obligations

The following summarizes our significant contractual cash obligations as of December 31, 2005:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)

Operating leases (1)	$ 219,310	$ 19,054	$ 41,127	$ 33,489	$ 125,640
Capital leases (2)	295	67	134	94	-
Revolving credit facility (3)	7,803	7,803	-	-	-
Documentary and stand-by letters of credit	2,191	1,556	635	-	-
Purchase obligations for inventory	10,359	10,359	-	-	-
Service contracts (4)	16	16	-	-	-
Total contractual obligations	$ 239,974	$ 38,855	$ 41,896	$ 33,583	$ 125,640
  As part of our store operating leases, we are responsible for other costs including: insurance, taxes, promotional costs and common area and maintenance costs. These costs have not been included in the total obligations under operating leases. As a percentage of net sales, these costs were 3.3%, 3.7% and 3.8% for fiscal years 2005, 2004 and 2003, respectively.
  Includes imputed interest of 4.3%.
  Represents outstanding borrowings under our revolving credit facility as of December 31, 2005. Although such amounts are not required to be repaid until July 31, 2009, the end of the commitment for the facility, these amounts were repaid in March 2006.
  Service contracts relate to annual maintenance and software support on our computer system.

We currently expect that anticipated cash flows from operations, available borrowings under our revolving credit facility and the net proceeds from our recent common stock offering will satisfy our cash requirements for at least the next 12 months. Our capital requirements may vary significantly from anticipated needs, depending upon such factors as operating results and the number and timing of new store openings.

If our expenses or capital requirements increase materially or if our cash flows from operations are materially lower than expected, we may need to seek additional financing, which may not be available on attractive terms or at all. See Item 1A. "Risk Factors" for a description of certain factors that may impact our expenses, capital requirements and cash flows from operations.

Recently Issued Accounting Standards

In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" (FSP No. 13-1), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. We will be adopting this pronouncement in the first quarter of 2006. We do not expect that the adoption of FSP No. 13-1 will have a material impact on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We will be adopting this pronouncement in the first quarter of 2006. We do not expect that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance on the implementation of SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. We will apply the principles of SAB No. 107 in conjunction with our adoption of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share -Based Payment", which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently discloses pro forma compensation expense quarterly and annually. Upon adoption, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS No. 123(R) are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Effective with the first quarter of fiscal year 2006, we are adopting SFAS 123R and we will begin to recognize compensation expense related to share-based payment transactions using the modified prospective application. We expect the adoption of the pronouncement will have approximately a $100,000 annual impact on our consolidated results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk - The interest payable on our revolving credit facility is based on variable interest rates and therefore is affected by changes in market rates. A one percent fluctuation in the interest rate on our revolving credit facility in 2005 would have resulted in a change in interest expense of approximately $78,000. We do not use derivative financial instruments in our investment portfolio and believe that our market risk is insignificant.

Foreign Currency Risks - We did not have any foreign exchange contracts outstanding at December 31, 2005 or January 1, 2005. We make minimal purchases outside of the United States that involve foreign currencies and, therefore, have only minimal exposure to foreign currency exchange risks. We do not typically hedge against foreign currency risks and believe that foreign currency exchange risk is insignificant.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shoe Pavilion, Inc.

We have audited the accompanying consolidated balance sheets of Shoe Pavilion, Inc. and subsidiary (the "Company") as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2006

SHOE PAVILION, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	January 1,
	2005	2005

ASSETS
Current assets:
Cash	$ 494	$ 361
Accounts receivable, net of allowances
of $124 (2005) and $74 (2004)	1,091	131
Inventories	41,097	35,654
Deferred income taxes	1,003	718
Prepaid expenses	161	1,469
Total current assets	43,846	38,333

Property and equipment, net	5,948	3,032
Deferred income taxes and other assets	2,411	1,775
Total assets	$ 52,205	$ 43,140

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Borrowings under credit agreement	$ 7,803	$ 6,612
Accounts payable	7,481	9,638
Accrued expenses	5,184	2,896
Current portion of capitalized lease obligations	57	78
Total current liabilities	20,525	19,224

Deferred rent	5,300	3,359
Long-term portion of capitalized lease obligations	209	-
Total liabilities	26,034	23,401

Commitments and contingencies (See Note 5)

Stockholders' equity:
Convertible preferred stock- $.001 par value; 1,000,000 shares
authorized; 3,000 (2005) and 0 (2004) shares issued and outstanding	-	-
Common stock- $.001 par value: 15,000,000 shares authorized;
6,927,771 (2005) and 6,801,021 (2004) shares issued and outstanding	7	7
Additional paid-in capital	16,950	13,969
Retained earnings	9,214	6,581
Total stockholders' equity	26,171	20,557
Total liabilities and stockholders' equity	$ 52,205	$ 43,140

See notes to consolidated financial statements.

SHOE PAVILION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Net Sales	$ 102,510	$ 85,770	$ 83,566
Cost of sales and related occupancy expenses	66,588	55,831	59,870
Gross profit	35,922	29,939	23,696
Selling expenses	22,369	19,265	20,162
General and administrative expenses	8,722	6,930	8,159
Income (loss) from operations	4,831	3,744	(4,625)
Interest expense	(505)	(361)	(290)
Other income	1	11	-
Income (loss) before income taxes	4,327	3,394	(4,915)
Income tax (expense) benefit	(1,694)	(1,333)	1,983
Net income (loss)	$ 2,633	$ 2,061	$ (2,932)
Net income (loss) available to common stockholders (see Note 2)	$ 2,429	$ 2,061	$ (2,932)

Net income (loss) per share:
Basic	$ 0.36	$ 0.30	$ (0.43)
Diluted	$ 0.36	$ 0.30	$ (0.43)

Weighted average shares outstanding:
Basic	6,810	6,800	6,800
Diluted	7,229	6,909	6,800

See notes to consolidated financial statements.

SHOE PAVILION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common		Convertible		Additional
	Stock		Preferred Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 29, 2002	6,800	$ 7	-	$ -	$ 13,967	$ 7,452	$ 21,426

Net loss	-	-	-	-	-	(2,932)	(2,932)

Balance at January 3, 2004	6,800	7	-	-	13,967	4,520	18,494

Net income	-	-	-	-	-	2,061	2,061
Exercise of stock options	1	-	-	-	2	-	2

Balance at January 1, 2005	6,801	7	-	-	13,969	6,581	20,557

Net income	-	-	-	-	-	2,633	2,633
Issuance of convertible preferred
stock, net of offering costs of $284	-	-	3	-	2,508	-	2,508
Issuance of warrants	-	-	-	-	138	-	138
Stock-based compensation	-	-	-	-	108	-	108
Exercise of stock options	127	-	-	-	227	-	227

Balance at December 31, 2005	6,928	$ 7	3	$ -	$ 16,950	$ 9,214	$ 26,171

See notes to consolidated financial statements.

SHOE PAVILION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended

	December 31,	January 1,	January 3,
	2005	2005	2004
Operating activities:
Net income (loss)	$ 2,633	$ 2,061	$ (2,932)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,558	1,407	1,536
Deferred income taxes	(738)	1,517	(1,968)
Asset impairment	-	56	89
Stock-based compensation	108	-	-
Other	-	6	19
Effect of changes in:
Inventories	(5,443)	(8,693)	6,700
Accounts Receivable	(960)	12	1,229
Prepaid expenses and other assets	1,125	(67)	(1,199)
Accounts payable	(2,157)	3,692	199
Accrued expenses and deferred rent	4,159	(182)	936
Net cash provided by (used in) used in operating activities	285	(191)	4,609

Investing activities:
Purchase of property and equipment	(4,173)	(1,165)	(994)

Financing activities:
Borrowings (payments) on credit facility, net	1,191	1,568	(3,447)
Payment of loan costs	-	-	(213)
Proceeds from the issuance of convertible preferred stock	2,792	-	-
Preferred stock offering costs	(284)	-	-
Proceeds from the issuance of common stock warrants	138	-	-
Issuance of registration rights	70	-	-
Proceeds from the exercise of stock options	227	2	-
Principal payments on capital leases	(113)	(112)	(1)
Net cash provided by (used in) financing activities	4,021	1,458	(3,661)
Net increase in cash	133	102	(46)
Cash, beginning of period	361	259	305
Cash, end of period	$ 494	$ 361	$ 259

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 517	$ 286	$ 296
Cash paid for income taxes	$ 1,634	$ 928	$ -
Supplemental disclosure of non-cash investing and financing
activities:
Capital lease obligations incurred	$ 301	$ 184	$ 7

See notes to consolidated financial statements.

SHOE PAVILION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005 AND JANUARY 3, 2004
 (In thousands)

1.  BASIS OF PRESENTATION AND OPERATIONS

Shoe Pavilion, Inc. (the "Company"), was incorporated in Delaware in 1997. The Company operates as a single business segment of off-price shoe stores located in California, Washington, Oregon, Nevada and Arizona, under the name Shoe Pavilion.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy - The consolidated financial statements include the Company and its wholly-owned subsidiary, Shoe Pavilion Corporation. All significant intercompany balances and transactions have been eliminated.

Fiscal Periods - The Company's year end is based upon a 52/53 week year ending on the Saturday nearest to December 31. All references herein to 2005, 2004 and 2003 refer to the fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively. December 31, 2005 and January 1, 2005 were 52 week years. January 3, 2004 was a 53-week year.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the value of accounts receivable, inventories, fixed assets and accrued workers' compensation. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to the historical financial statements to conform to the current-year presentation.

Cash - Cash represents cash on hand and cash held in banks.

Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and borrowings under the revolving credit facility approximates their estimated fair values at December 31, 2005, and January 1, 2005.

Inventories - Inventories are stated at the lower of average cost or market. The Company purchases inventory from international and domestic vendors. For 2005, 2004 and 2003, the Company's top ten suppliers accounted for approximately 40 percent, 44 percent, and 35 percent, of inventory purchases, respectively.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized on the straight-line method over the shorter of the useful lives of the assets or lease term, generally five years.

Long-lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management evaluates the carrying value of assets associated with stores which have been open at least 14 consecutive months. The Company records an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected undiscounted future cash flows. The impairment charge is recorded in general and administrative expenses. Management's estimates and assumptions used in the projections are subject to a high degree of judgment and if actual results differ, additional losses may be recorded.

No impairment charges were recorded in 2005. For 2004 and 2003, the Company recorded impairment charges of $56,000 and $89,000, respectively, to write down assets, in one store and seven stores, respectively, to their estimated fair value.

Income Taxes - Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes result primarily from deferred rent, fixed asset basis differences and differences between inventory valuation for tax purposes and the amount recorded under GAAP.

 Deferred Rent - Certain of the Company's store leases provide for free or reduced rent during an initial portion of the lease term. Deferred rent consists of the aggregate obligation for lease payments under these leases accrued on a straight-line basis over the lease term, including any free rent build out periods, in excess of amounts paid. In addition, deferred rent includes construction allowances received from landlords, which are amortized on a straight-line basis over the initial lease term.

Accrued Workers' Compensation -   The Company records an estimated liability for the self-insured portion of the workers' compensation claims based on historical experience and an evaluation of outstanding claims.

 Preopening Costs - Store preopening costs are charged to expense as incurred.

Revenue Recognition - The Comapny recognizes revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" as amended by SAB No. 104, "Revenue Recognition". Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register with either cash or credit card. For online sales, revenue is recognized at the time the customer receives the product. Amounts related to shipping costs billed to customers are reflected in net sales and the related costs are reflected in costs of sales.

Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue. Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed.

The Company records a reserve for estimated product returns based on historical return trends. Returns are recorded as a reduction of revenue. At December 31, 2005 and January 1, 2005 the reserve was $118,000 and $75,000, respectively. If actual returns are greater than those projected, additional sales returns reserves may be recorded in the future.

Cost of Sales - Cost of sales includes product costs, inbound freight, inventory shrinkage and store occupancy costs. It does not include purchasing, warehousing, distribution costs and inter-store freight transportation, which are included in selling, general and administrative expenses. The Company's gross margin may not be comparable to other retailers as some of these entities include purchasing, warehousing, distribution and inter-store freight transportation expenses in cost of sales. These expenses were approximately $2.9 million, $2.4 million, and $2.1 million for the fiscal years ended 2005, 2004, and 2003, respectively.

Advertising Expense - For 2005, 2004 and 2003, the Company spent $4.8 million, $4.3 million, and $5.1 million, respectively on advertising. Advertising costs are expensed as incurred.

On occasion the Company receives co-operative advertising fees and margin assistance from its suppliers. Advertising allowances in 2005, 2004 and 2003 were approximately $47,000, $49,000 and $132,000, respectively. These amounts were recorded as a reduction in advertising expense. Margin assistance received for merchandise still in stock is recorded as a reduction in inventory cost for the related merchandise and results in a reduction in cost of sales at the time of sale. Margin assistance received after the related merchandise has been sold is recorded as a reduction of cost of sales in the period negotiations are finalized.

Net Income (Loss) Per Share - Basic net income (loss) per share is computed as net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur from the exercise of outstanding stock options and common stock purchase warrants and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options and common stock purchase warrants. Earnings per share for 2005 included the effect of the 3,000 shares of Series A Preferred Stock outstanding as of December 31, 2005 using the two-class method.

The following table summarizes the allocation of earnings using the two-class method.

	Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Net income (loss)	$ 2,633	$ 2,061	$ (2,932)
Allocation of income to preferred stockholders	204	-	-
Net income (loss) available for common stockholders	$ 2,429	$ 2,061	$ (2,932)

The following table summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method for employee stock options.

	Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Weighted average number of shares - basic	6,810	6,800	6,800
Add effect of dilutive securities:
Employee stock options	276	109	-
Preferred stock	143	-	-
Weighted average number of shares - diluted	7,229	6,909	6,800

Total stock options and warrants outstanding in 2005, 2004 and 2003 of approximately 232,000, 94,000, and 249,000, respectively, were excluded from the computations because the options' exercise prices exceeded the average market price of the Company's common stock in these periods and their inclusion would have been antidilutive.

Comprehensive Income (Loss) - Comprehensive income (loss) is equal to net income (loss) for all periods presented.

Stock-Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. As the Company issues its options with exercise prices equal to the fair market value of the underlying common stock on the date of grant, the Company generally does not record compensation expense in the financial statements for stock option arrangements. In 2005, the Company recorded $108,000 in compensation expense related to the acceleration of vesting of certain options.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock Based Compensation."

Year Ended
	December 31,	January 1,	January 3,
(in thousands, except per share amounts)	2005	2005	2004
Net income (loss) available to common stockholders:
As reported	$ 2,429	$ 2,061	$ (2,932)
Add: Stock-based compensation included in
net income (loss), net of tax	108	-	-
Deduct: Total stock-based compensation expense
determined under fair value method, net of tax	(193)	(106)	(6)
Pro forma	$ 2,344	$ 1,955	$ (2,938)

Basic net income (loss) per share:
As reported	$ 0.36	$ 0.30	$ (0.43)
Pro forma	$ 0.34	$ 0.29	$ (0.43)
Diluted net income (loss) per share:
As reported	$ 0.36	$ 0.30	$ (0.43)
Pro forma	$ 0.32	$ 0.28	$ (0.43)

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

Compensation cost under SFAS No. 123 for the fair value of each incentive stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and forfeitures being recognized as they occur:

	Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Expected life in years	6.8	9.2	5.0
Stock price volatility	62.9%	95.0%	82.0%
Risk free interest rate	4.3%	3.3%	2.6%
Dividends during term	None	None	None

Recently Issued Accounting Standards

In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" (FSP No. 13-1), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The Company will be adopting this pronouncement in the first quarter of 2006. The adoption of FSP No. 13-1 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will be adopting this pronouncement in the first quarter of 2006.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance on the implementation of SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share -Based Payment", which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually. Upon adoption, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS No. 123(R) are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Effective with the first quarter of fiscal year 2006, the Company is adopting SFAS 123R and it will begin to recognize compensation expense related to share- based payment transactions using the modified prospective application. The adoption of SFAS No. 123R is expected to have approximately a $100,000 annual impact on the Company's consolidated statement of operations.

3. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	December 31,	January 1,
(in thousands)	2005	2005

Store fixtures and equipment	$ 5,914	$ 4,328
Leasehold improvements	6,475	4,984
Information technology systems	2,752	2,303
Construction-in-progress	582	-
	15,723	11,615
Less: accumulated depreciation	(9,775)	(8,583)
	$ 5,948	$ 3,032

4. FINANCING AGREEMENTS

In August 2005, the Company entered into amendment number three to its loan and security agreement with Wells Fargo Retail Finance, LLC ("Loan Agreement"). The amendment provides for an extension of the termination date of the Loan Agreement from April 18, 2006 to July 31, 2009. In addition, the amendment provides for an increase in the limit on capital expenditures from $1.0 million in 2005 to $3.0 million in 2005.

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

Under the terms of the Loan Agreement interest on borrowings is at the prime rate or LIBOR plus 1.5% to 2.0%, depending on the Company's trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA"). The average interest rate on outstanding borrowings was 5.5% and 4.1% at December 31, 2005 and January 1, 2005, respectively. As of December 31, 2005 approximately $10.0 million was available for advances under the Loan Agreement. As of July 2, 2005 the Company was out of compliance with certain terms and conditions of the Loan Agreement as a result of exceeding the $1.0 million limit on capital expenditures and the $0.25 million limit on capital lease obligations. In August 2005, the Company obtained a waiver from Wells Fargo Retail Finance, LLC and as part of the third amendment to the Loan Agreement, received an increase in the limit on capital expenditures for 2005 to $3.0 million and an increase in the limit on capital lease obligations to $3.0 million. As of December 31, 2005 the Company was in compliance with its loan covenants.

 Although the Loan Agreement expires in July 2009 and the Company has the intent and ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the Loan Agreement as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 "Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

5.  COMMITMENTS AND CONTINGENCIES

Leases - The Company is obligated under operating leases for store locations and equipment. While most of the agreements provide for minimum lease payments and include rent escalation clauses, certain of the store leases provide for additional rentals contingent upon prescribed sales volumes. Additionally, the Company is required to pay common area maintenance and other costs associated with the centers in which the stores operate. Most of the leases provide for renewal at the option of the Company.

Future minimum lease payments required are as follows (in thousands):

Fiscal year:
2006	$ 19,054
2007	21,337
2008	19,790
2009	17,840
2010	15,649
Thereafter	125,640
$ 219,310

Rental expense for 2005, 2004, and 2003 was approximately $15.8 million, $13.5 million, and $13.3 million, respectively, including contingent rentals of $0.3 million, $0.4 million, and $0.3 million, respectively.

Letters of Credit - The Company obtains letters of credit in connection with overseas purchase arrangements. The total amounts outstanding were approximately $1.6 million and $0.4 million as of December 31, 2005 and January 1, 2005, respectively. As of December 31, 2005 and January 1, 2005 the Company also had $0.6 million and $0.5 million outstanding, respectively, in standby letters of credit relating to its workers compensation policy and rental agreements.

6. LEGAL PROCEEDINGS

The Company is a defendant in a sexual harassment case filed on August 27, 2004 in Federal District Court for the District of Portland by a former store manager alleging that her district manager initiated unwelcome sexual advances and other forms of unwelcome sexual conduct. She alleges that when she resisted her district manager's advances, she was terminated in violation of state and federal anti-retaliation laws. She seeks approximately $1.75 million in compensatory and punitive damages pursuant to the Title VII of the Civil Rights Act of 1964, Oregon State laws prohibiting sexual harassment in the work place, common law claims for intentional infliction of emotional distress and termination in violation of public policy. Discovery is ongoing and no date has been set for trial. The Company believes that it has meritorious defenses to the plaintiff's claims and it intends to vigorously defend this litigation.

On March 5, 2002, the Company was sued in Los Angeles County Superior Court by one of its store managers who asserted that he and all other store managers in California were improperly classified as "exempt" employees under California's wage and hour laws and therefore they were entitled to overtime wages. An amended complaint seeking class action status on behalf of all store managers in California was subsequently filed with the court. The Company denied the plaintiff's claims and filed an answer challenging class certification. In December 2003, the Company entered into a settlement agreement related to the lawsuit. Under the terms of the agreement the Company paid store managers a stipulated cash settlement based upon the number of weeks worked for the period from April 1, 1998 through December 31, 2003. During the fourth quarter ended January 3, 2004, the Company recorded a reserve of approximately $1.0 million for the costs associated with the lawsuit settlement. The Company reduced this reserve by approximately $0.25 million during the third quarter ended October 2, 2004. The Company made substantially all payments required to be made under the settlement agreement in 2004.

In August 2005, the Company entered into a settlement with a former employee who had filed a wage and hour lawsuit against the Company in the California Superior Court of Alameda County in October 2004. In the lawsuit the plaintiff had alleged that the Company had violated California's overtime pay, meal and vacation laws by characterizing the plaintiff as a management level employee who was exempt from such laws. Although the Company in 2004 settled a similar wage and hour lawsuit filed in Los Angeles County Superior Court with a number of similarly situated employees, the plaintiff had opted out of this earlier settlement. In connection with the settlement of the lawsuit, the Company has recorded in the second quarter ended July 2, 2005, $180,000 for the costs of the settlement and related legal fees.

The Company is party to various legal proceedings arising from normal business activities. Management believes that while it is reasonably possible that some of these matters will result in settlements to be paid by the Company, the ultimate resolution of these matters will not have a material adverse impact on the Company's consolidated financial statements.

7.  STOCKHOLDERS' EQUITY

Issuance of Convertible Preferred Stock and Common Stock Purchase Warrants

On October 3, 2005, the Company entered into a Securities Purchase Agreement under which the Company issued and sold to an investor in a private placement 3,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase up to 25 percent of the number of shares of the Company's common stock issuable upon conversion of the Preferred Stock, for a purchase price of $3.0 million. The shares of Preferred Stock are convertible at the option of the investor into an aggregate of 571,428 shares of common stock at a conversion price of $5.25 per share. The closing price of the Company's common stock on September 30, 2005, the last trading day preceding this financing was $4.70 per share. The conversion price is subject to adjustment, including full ratchet price anti-dilution in the event the Company issues securities, other than "exempt securities" as defined in the transaction documents, at a price below the conversion price then in effect.

The Preferred Stock is non-voting and does not bear a stated dividend; however, if the Company pays or declares a dividend or makes a distribution on any securities of the Company, it will be required to pay a proportional amount to the holders of the Preferred Stock. The Preferred Stock carries a liquidation preference in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company in an amount equal to $1,000 per share, which is the stated value of the Preferred Stock, plus any accrued and unpaid dividends and any other fees or liquidated damages that may be owing on the Preferred Stock. The Company has the right to force conversion of the outstanding Preferred Stock if the volume weighted average price of the Company's common stock exceeds 120 percent of the then-effective conversion price for 20 consecutive trading days and the average daily trading volume for the 20-day period exceeds 50,000 shares; provided, however, that the Company may not force conversion nor can the Investor voluntarily convert Preferred Stock in an amount that would result in the Investor and its affiliates beneficially owning more than 4.99 percent of the outstanding common stock on the conversion date. The Company may also force conversion of all of the outstanding Preferred Stock if it consummates a public offering raising gross proceeds of at least $10,000,000. The Warrants entitle the Investor to purchase up to 142,857 shares of common stock. Of this total, 71,429 Warrants (the "A Warrants") are exercisable at $8.00 per share and 71,428 Warrants (the "B Warrants") are exercisable at $11.00 per share. Both Warrants expire on October 3, 2008. The funds received from this transaction were used for general working capital purposes.

In connection with the private placement, the Company also entered into a Registration Rights Agreement (the "Rights Agreement") with the investor pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission ("SEC") within 30 days of the closing a registration statement covering the resale of shares of Common Stock that are issuable upon conversion of the Preferred Stock and upon exercise of the Warrants. If the shares are not registered in accordance with the agreement, the Company is obligated to pay liquidated damages of one percent per month until such shares are registered. The required registration statement was filed on January 17, 2006.

The Company allocated $2.8 million of the purchase price to additional paid-in capital for the Preferred Stock, $0.1 million to additional paid-in capital for the Warrants, and $0.1 million to accrued liabilities for the fair value of the liability under the Rights Agreement. The Company also reduced additional paid-in capital by approximately $0.3 million for direct offering costs related to this offering.

8.  STOCK OPTION PLANS

1998 Equity Incentive Plan

In January 1998, the Company's board of directors and stockholders adopted the 1998 Equity Incentive Plan (the "1998 Plan"), pursuant to which an aggregate of 1,000,000 shares of common stock are reserved for issuance to key employees and consultants. The 1998 Plan provides for awards of both nonqualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common stock in the future following the attainment of performance goals determined by the board of directors. At December 31, 2005, there were 484,229 shares available for future grants under the 1998 Plan and options to acquire 145,500 shares of common stock were exercisable.

The term of incentive stock options granted under the 1998 Plan may not exceed ten years, or five years for incentive stock options granted to an optionee owning more than 10% of our voting stock. The exercise price of options under the 1998 Plan is equal to the fair market value of the Company's common stock on the date of grant, except if the option is an incentive stock option granted to an employee owning more than 10% of the Company's voting stock. In that case, the option must have an exercise price equal to or greater than 110% of the fair market value of our common stock on the date the option is granted.

Unless provided otherwise in the applicable award agreement, each option shall vest and be exercisable in one or more installments, which typically is 4 years, commencing on or after the first anniversary of the grant date. In the event of a change of control, as defined in the 1998 Plan, all options held by the Company's executive officers shall become fully vested and exercisable.

The 1998 Plan is administered by the compensation committee which has the sole discretion to select the persons to whom awards will be made, to determine the nature and amounts of such awards and to interpret, construe and implement the 1998 Plan. Members of the committee are not eligible to receive awards under the 1998 Plan.

1998 Directors Stock Option Plan

In January 1998, the Company's board of directors and stockholders adopted the Directors' Plan, pursuant to which an aggregate of 100,000 shares of common stock were reserved for issuance to non-employee directors of the Company. The Directors' Plan is intended to further the interests of the Company by providing recognition and compensation to its outside directors for their time, effort and participation in the growth and protection of the business. The Directors' Plan provides that, at the time of his or her initial election or appointment to the board of directors, each director who is not an employee of the Company will automatically be granted a nonqualified stock option to purchase 7,500 shares of common stock. In addition, each outside director will automatically be granted a nonqualified option to purchase 2,500 shares of common stock on the date of each annual meeting. The exercise price of all options granted under the Directors' Plan must be equal to the fair market value of the Company's common stock at the time the option is granted. The Directors' Plan is administered by a committee consisting of the board of directors. At December 31, 2005, there were 47,500 shares available for future grant and options to acquire 40,000 shares of common stock were exercisable.

Unless provided otherwise in the applicable award agreement, each option shall vest and be exercisable on the first anniversary of the grant date. In the event of a change of control, as defined in the Directors' Plan, all options held by directors shall become fully vested and exercisable.

The following tables summarize information about the number of shares of options under both plans:

	Year Ended
	December 31,		January 1,		January 3,
	2005		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	516,500	$ 2.51	247,875	$ 4.14	258,000	$ 4.37
Granted	127,500	$ 5.32	345,000	$ 1.57	7,500	$ 1.03
Exercised	(126,750)	$ 1.80	(1,021)	$ 1.94	-	-
Forfeited	(76,750)	$ 2.59	(75,354)	$ 3.57	(17,625)	$ 6.18
Outstanding at end of year	440,500	$ 3.52	516,500	$ 2.51	247,875	$ 4.14

Exercisable at end of year	185,500	$ 3.82	214,000	$ 3.92	233,000	$ 4.28
			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
				Contractual	Exercise		Exercise
Range of Exercise Prices			Number	Life	Price	Number	Price
				(in years)
$ 1.03	-	$ 1.22	20,000	2.2	$ 1.15	20,000	$ 1.15
$ 1.28	-	$ 1.28	100,000	8.1	$ 1.28	25,000	$ 1.28
$ 1.81	-	$ 1.95	125,000	6.9	$ 1.93	57,500	$ 1.90
$ 2.25	-	$ 7.00	195,500	6.5	$ 5.92	83,000	$ 6.56
$ 1.03	-	$ 7.00	440,500	6.8	$ 3.52	185,500	$ 3.82

The weighted average fair values of options granted during 2005, 2004, and 2003 were $3.31, $1.35, and $0.68, respectively.

9.  EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) Savings Plan (the "Plan"). Employees become eligible to participate in the Plan after completing one year of service and attainment of the age 21. Generally, employees may contribute up to 15% of their compensation or a maximum of $14,000 in accordance with IRC Sections 402(g), 401(k) and 415. The Company may at its sole discretion, contribute and allocate to each eligible participant's account a percentage of the participant's elective deferral contributions. The Company made no contributions to the Plan for 2005, 2004, and 2003. The Company's contributions vest over a five-year period.

10. INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	Year Ended

	December 31,	January 1,	January 3,
	2005	2005	2004
	(in thousands)
Current:
Federal	$ 1,904	$ (244)	$ (16)
State	528	60	1
Total current	2,432	(184)	(15)
Deferred:
Federal	(573)	1,299	(1,568)
State	(165)	218	(400)
Total deferred	(738)	1,517	(1,968)
Provision (benefit) for income taxes	$ 1,694	$ 1,333	$ (1,983)

A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense (benefit) that would result from applying the Federal statutory rate of 34.0 percent to income (loss) before income taxes is as follows:

	Year Ended

	December 31,	January 1,	January 3,
	2005	2005	2004
	(in percentages)
Statutory Federal rate	34.0%	34.0%	(34.0)%
State taxes, net of Federal benefit	5.5%	5.4%	(5.4)%
Other	(0.4)%	(0.2)%	(1.0)%
Effective tax rate (benefit)	39.1%	39.2%	(40.4)%

The components of deferred tax assets (liabilities) are as follows:

	December 31,	January 1,
	2005	2005
	(in thousands)

Current:
Uniform capitalization of inventory costs	$ 537	$ 385
Accrued vacation	154	154
Inventory reserves	413	325
Prepaid expenses	(16)	(46)
State taxes	(71)	(50)
Other	(14)	(50)
Total current	1,003	718

Non-Current:
Deferred state taxes	(149)	(113)
Difference in basis of fixed assets	1,314	1,009
Deferred rent and tenant improvements	859	675
Total non-current	2,024	1,571

Net deferred tax asset	$ 3,027	$ 2,289

In accordance with SFAS No. 109, "Accounting for Income Taxes", a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon its history of earnings the Company believes that the realization of its deferred tax asset is more likely than not and therefore has not provided a valuation allowance.

11. SUBSEQUENT EVENTS

Public Offering of Common Stock

On March 23, 2006, the Company sold 2,000,000 shares of the Company's common stock in a public offering at $7.20 per share. In addition to the common stock sold by the Company, 1,000,000 shares of common stock held by the Company's Chief Executive Officer (the "Selling Stockholder") were sold in the offering. The Company's underwriters also have the option for 30 days following the offering date to purchase up to an additional 450,000 shares of common stock from the Selling Stockholder to cover over- allotments of shares. In connection with the offering, the Company will also issue to one of the Company's underwriters warrants to purchase up to 150,000 shares of the Company's common stock at an exercise price of $8.64.

The Company intends to use the estimated proceeds received from the offering of $13.1 million, net of underwriting discounts and direct offering costs, to open new stores and for working capital. Pending the application of the proceeds, the Company intends to pay down the balance under its revolving credit facility and invest any remaining amounts in short-term investments. The Company will not receive any proceeds from the sale of common shares by the Selling Stockholder.

Registration of Shares under Registration Rights Agreement and Conversion of Convertible Preferred Stock into Common Stock

In January 2006, the Company's registration statement registering shares of common stock issuable upon conversion of convertible preferred stock and upon exercise of warrants was declared effective by the SEC. At December 31, 2005, the Company had recorded $0.1 million for the fair value of the liability under the Rights Agreement. As the Company completed its obligations under the Rights Agreement in accordance with the agreement, this amount was released to other income in the first quarter of 2006.

In January 2006, all 3,000 shares of preferred stock outstanding were converted into 571,428 shares of the Company's common stock.

Amendment of Wells Fargo Retail Finance Loan and Security Agreement

On March 15, 2006, The Company entered into Amendment Number Four to the Loan and Security Agreement, dated as of March 15, 2006, by and between the Borrower and Wells Fargo Retail Finance, LLC ("Wells Fargo"). Amendment Number Four further amends the Loan and Securities Agreement dated April 18, 2003, and as previously amended on September 24, 2004, May 12, 2005 and August 11, 2005 (the "Revolving Credit Facility").

Amendment Number Four, which extends the term of the Revolving Credit Facility from July 31, 2009 to April 18, 2011, provides for a maximum borrowing amount of $20.0 million. This amount may be increased at the Company's option up to a maximum of $30.0 million, so long as no event of default has occurred and is continuing or would result therefrom and upon payment of a fee of 0.25% of the amount by which the Company requests that the credit facility be increased. The minimum available reserve that must be maintained under the Revolving Credit Facility is 7.5 percent times the maximum borrowing amount then in effect. Amendment Number Four provides for an increase of the annual capital expenditures limit from $3.0 million to $10 million, in addition to the existing limit of $3.0 million for capital lease obligations; provided, however, that Wells Fargo may increase or decrease the capital expenditures amount based upon the Company's annual projections.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth the Company's quarterly financial information for fiscal 2005 and 2004. The Company has prepared this unaudited information on a basis consistent with its audited consolidated financial statements, reflecting all normal recurring adjustments that it considers necessary for a fair presentation of its financial position and operating results for the fiscal quarters presented. Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(unaudited, in thousands, except per share information)

2005
Net sales	$ 23,299	$ 24,929	$ 24,820	$ 29,462
Gross profit	8,016	8,823	8,388	10,695
Net income	$ 406	$ 704	$ 293	$ 1,230
Net income per share:
Basic	$ 0.06	$ 0.10	$ 0.04	$ 0.17
Diluted	$ 0.06	$ 0.10	$ 0.04	$ 0.16

2004
Net Sales	$ 19,573	$ 20,729	$ 20,672	$ 24,796
Gross profit	6,625	7,346	6,724	9,244
Net income	$ 352	$ 694	$ 24	$ 991
Net income per share:
Basic	$ 0.05	$ 0.10	$ -	$ 0.15
Diluted	$ 0.05	$ 0.10	$ -	$ 0.14

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Quarterly Evaluation of Changes in Internal Controls Over Financial Reporting

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, also conducted an evaluation of our internal controls over financial reporting to determine whether any change occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth quarter.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2006 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." See also Item 1 above.

Code of Ethics

The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2006 Annual Meeting of Stockholders under the caption "Corporate Governance".

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2006 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2006 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

Item 13. Certain Relationships and Related Transactions

Since 1997, we have used Ad Marketing, Inc. for our advertising and marketing needs. Ad Marketing provides us with both print and broadcasting advertising services, including the creation of advertising content and the buying of media time. The contract with Ad Marketing may be cancelled by either party upon giving 60 days' notice. In fiscal year 2005 and 2004, we paid Ad Marketing $4.9 million and $4.0 million, respectively, for its services.

Jack Roth is the President, Chief Executive Officer, Chairman and the principal stockholder of Ad Marketing. Mr. Roth and various members of his family directly, or indirectly through foundations and 401(k) plans, own 691,612 shares or 9.2% of our outstanding shares of common stock.

The remaining information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2006 Annual Meeting of Stockholders under the caption "Related Party Transactions."

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement for the Company's 2006 Annual Meeting of Stockholders under the captions "Principal Accounting Fees and Services."

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 on page 24.

(a) (2) Financial Statement Schedules

Consolidated Supplementary Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits

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

Shoe Pavilion, Inc. (Registrant)
March 31, 2006	By:	/s/ DMITRY BEINUS Dmitry Beinus Chairman, President and Chief Executive Officer
March 31, 2006	By:	/s/ NEIL T. WATANABE Neil T. Watanabe Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Dmitry Beinus and Neil T. Watanabe, and each of them, their true and lawful attorneys-in-fact, each with full power of substitution, for them in all capacities, to sign any amendments to this form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ DMITRY BEINUS Dmitry Beinus	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2006
/s/ NEIL T. WATANABE Neil T. Watanabe	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006
/s/ DENISE ELLWOOD Denise Ellwood	Director	March 31, 2006
/s/ DAVID H. FOLKMAN David H. Folkman	Director	March 31, 2006
/s/ PETER G. HANELT Peter G. Hanelt	Director	March 31, 2006

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Description of Document	Notes

3.1	Certificate of Incorporation of the Registrant, as amended	(1)
3.2	Bylaws of the Registrant	(1)
4.1	Specimen Common Stock Certificate	(1)
10.1	1998 Equity Incentive Plan with forms of non-qualified and incentive stock option agreements	(1)	(C)
10.2	Amended and Restated 1998 Equity Incentive Plan, effective as of March 15, 2006	(2)
10.3	Directors' Stock Option Plan with form of stock option agreement	(1)	(C)
10.4	Amended and restated Nonemployee Director Stock Option Plan, effective as of March 15, 2006	(2)
10.5	Form of Indemnification Agreement between the Registrant and certain of its officers and directors	(1)
10.6	Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC dated April 18, 2003	(3)
10.7	Security Agreement between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003	(3)
10.8	Stock Pledge Agreement between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003	(3)
10.9	General Continuing Guaranty between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003	(3)
10.10	Amendment number one to Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC dated September 24, 2004	(4)
10.11	Amendment Number Two and Waiver between the Registrant and Wells Fargo Retail Finance, LLC, dated May 12, 2005	(5)
10.12	Amendment Number Three to Loan and Security Agreement between the Registrant and Wells Fargo Retail Finance, LLC, dated August 11, 2005	(5)
10.13	Amendment Number Four to Loan and Security Agreement between the Registrant and Wells Fargo Retail Finance, LLC, dated March 15, 2006	(2)
10.14	Securities Purchase Agreement between the Registrant and Magnetar Capital Master Fund, Ltd, dated October 3, 2005	(6)
10.15	Registration Rights Agreement between the Registrant and Magnetar Capital Master Fund, Ltd., dated October 3, 2005	(6)
10.16	Form of Warrants issued to Magnetar Capital Master Fund, Ltd, dated October 3, 2005	(6)
21.1	List of Subsidiaries PDF as a courtesy
23.1	Consent of Independent Registered Public Accounting Firm PDF as a courtesy
31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy

(C)	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from the registrant's Form 8-A filed on January 26, 1998
(2)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on March 21, 2006
(3)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on May 12, 2003
(4)	Incorporated by reference from the registrant's Annual Report on Form 10-K filed on March 31, 2005
(5)	Incorporated by reference from the registrant's Quarterly Report on Form 10-Q filed on August 16, 2005
(6)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on October 4, 2005