Form 10-Q
period 2006-03-31
SHOE PAVILION INC
filed 2006-05-16
CIK 1051009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):
YES    ☐        NO    ☒

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      As of May 10, 2006 the Registrant had 9,506,199 shares of common stock outstanding.

Note: PDF provided as a courtesy

SHOE PAVILION, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Shoe Pavilion, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	April 1,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash	$ 454	$ 494
Receivables	1,863	1,091
Inventories	51,473	41,097
Deferred income taxes	1,003	1,003
Prepaid expenses	2,264	161
Total current assets	57,057	43,846

Property and equipment, net	7,758	5,948
Deferred income taxes and other	2,488	2,411
TOTAL	$ 67,303	$ 52,205

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 17,987	$ 7,481
Accrued expenses	3,218	5,184
Borrowings under credit agreement	155	7,803
Current portion of capitalized lease obligations	57	57
Total current liabilities	21,417	20,525

Deferred rent	6,393	5,300
Long-term portion of capitalized lease obligations	199	209
Total liabilities	28,009	26,034

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock- $.001 par value; 1,000,000 shares authorized;
0 (2006) and 3,000 (2005) shares issued and outstanding	-	-
Common stock- $.001 par value: 15,000,000 shares authorized;
9,506,199 (2006) and 6,927,771 (2005) shares issued
and outstanding	10	7
Additional paid-in capital	29,864	16,950
Retained earnings	9,420	9,214
Total stockholders' equity	39,294	26,171
TOTAL	$ 67,303	$ 52,205

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Quarter Ended

	April 1,	April 2,
	2006	2005

Net sales	$ 27,269	$ 23,299
Cost of sales and related occupancy expenses	17,997	15,283
Gross profit	9,272	8,016
Selling, general and administrative expenses	8,746	7,234
Income from operations	526	782
Interest expense	(179)	(111)
Income before income taxes	347	671
Income tax expense	(141)	(265)
Net income	$ 206	$ 406

Earnings per share:
Basic	0.03	0.06
Diluted	0.03	0.06

Weighted average shares outstanding:
Basic	7,567	6,801
Diluted	7,801	7,054

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Quarter Ended
	April 1,	April 2,
	2006	2005
Operating activities:
Net income	$ 206	$ 406
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	459	328
Share based compensation	75
Cancellation of registration rights agreement	(70)
Effect of changes in:
Inventories	(10,376)	(1,798)
Receivables	(772)	(129)
Prepaid expenses and other	(2,103)	(165)
Accounts payable	10,421	1,405
Accrued expenses and deferred rent	(960)	468
Net cash (used in) provided by operating activities	(3,120)	515

Investing activities:
Purchase of property and equipment	(2,027)	(224)
Increase in other assets	(77)
Net cash used in investing activities	(2,104)	(224)

Financing activities:
Proceeds from public offering of stock, net	12,818
Payments on credit facility, net	(7,648)	(149)
Exercise of stock options	24
Principal payments on capital leases	(10)	(46)
Net cash provided by (used in) financing activities	5,184	(195)
Net (decrease) increase in cash	(40)	96
Cash, beginning of period	494	1,179
Cash, end of period	$ 454	$ 1,275

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 179	$ 111
Cash paid for income taxes	$ 829
Supplemental disclosure of non-cash investing and
financing activities:
Property and equipment included in accrued expenses	$ 242
Issuance of warrants in connection with stock offering	$ 377

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

General - The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. (the "Company") without audit, and in the opinion of management, include all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods presented. The balance sheet as of December 31, 2005 presented herein has been derived from the audited financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2005.

The significant accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended December 31, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the condensed consolidated financial statements. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2005.

The results of operations for the thirteen weeks ended April 1, 2006 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Net Income Per Share - Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the exercise of outstanding stock options and warrants and is computed by dividing the net income by the weighted average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options and warrants. The following table summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	Thirteen weeks ended
	April 1,	April 2,
	2006	2005
	( in thousands)
Weighted average number of shares- basic	7,567	6,801
Add: effect of dilutive securities	234	253
Weighted average number of shares- diluted	7,801	7,054

Excluded from the computations of diluted net earnings per share are options and warrants to purchase 71,428 and 89,989 shares of common stock as of April 1, 2006 and April 2, 2005, respectively, as these shares were anti-dilutive.

Share-Based Compensation - The Company has two share-based compensation plans: the Amended and Restated 1998 Equity Incentive Plan and the Amended and Restated Non-Employee Director Stock Option Plan.

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the beginning of the Company's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense will be recognized in the consolidated financial statements for granted, modified or settled stock options. There were no stock options granted or modified in the first quarter of 2006, so no expense was recognized as a result of these activities. Compensation expense was recognized for the portion of options vesting in the quarter relating to options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the consolidated statement of operations for the 13 weeks ended April 1, 2006 was $75,469, before income taxes. The related total tax benefit was $2,626 for the 13 weeks ended April 1, 2006. There was no stock-based compensation capitalized during the quarter ended April 1, 2006.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.

The following table shows the effect on net income and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (in thousands, except earnings per share):

Quarter
Ended
April 2,
2005

Net income, as reported	$ 406,000
Deduct stock-based compensation determined under
fair value method, net of related tax benefits	(27,921)
Pro forma net income	$ 378,079

Net income per share:
As reported:
Basic and diluted	$ 0.06
Pro forma:
Basic	$ 0.06
Diluted	$ 0.05

Disclosures for the period ended April 1, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

The fair value of stock options granted subsequent to the adoption of SFAS 123R (January 1, 2006) is estimated using the binomial lattice method of option valuation. Assumptions relative to volatility, anticipated forfeitures and exercises will be determined at the time of grant and reflected in the lattice-based valuation. Prior to adoption of SFAS 123R, the fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton ("BSM") option valuation model with the following weighted average assumptions for the 13 weeks ended April 2, 2005:

Quarter
Ended
April 2,
2005
Expected volatility	91.18%
Expected dividends	None
Expected term (in years)	8.5
Risk-free interest rate	4.22%

Disclosures for the period ended April 1, 2006 are not presented because there were no options granted during the thirteen weeks then ended.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on historical volatility of the Company's stock for the related vesting periods. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

The BSM option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company's stock. Such an increase in stock price would benefit all shareholders commensurately. See Note 2 for additional details.

Recently Issued Accounting Standards

In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" (FSP No. 13-1), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The Company adopted this pronouncement in the first quarter of 2006. There was no impact as a result of adoption of this pronouncement.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement in the first quarter of 2006. There was no impact as a result of adopting this pronouncement.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment", which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Effective with the first quarter of fiscal year 2006, the Company has adopted SFAS 123R and has begun recognizing compensation expense related to share-based payment transactions using the modified prospective application method. The impact of adopting this pronouncement was the recognition of $75,000 of compensation expense that the Company would not have recognized without adoption.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance on the implementation of SFAS No. 123R. In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS 123R in an interim period, and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB No. 107 became effective on March 29, 2005. As the Company has adopted SFAS 123R, it now applies the principles of SAB No. 107. While there was additional compensation expense recognized by adoption of SFAS 123R, there was no further impact of adoption of SAB No. 107.

2. Share-Based Compensation

Stock Option Plans

Stock options to purchase the Company's common stock are granted at prices equal to the fair market value on the date of grant. Employee stock options generally become exercisable in four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant. Options granted to non-employee directors generally vest over one year. Outstanding stock options are a combination of incentive stock options and non-qualified stock options.

The fair value of each stock option granted prior to adoption of SFAS 123R was estimated on the date of grant using the BSM option valuation model. Subsequent to adoption of SFAS 123R, the Company will use the binomial lattice method of estimating the value of stock options. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's experience. Options granted prior to adoption of SFAS 123R were valued using the multiple option valuation approach, and the resulting expense is recognized using the graded, or accelerated attribution method consistent with the multiple option valuation approach. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

A summary of the Company's stock option activity during the 13 weeks ended April 1, 2006 is presented in the following table:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(years)	(000)
Outstanding at January 1, 2006	440,500	$ 3.52
Granted	-	$ -
Exercised	(7,000)	$ 3.39
Forfeited or expired	(15,000)	$ 1.95
Outstanding at April 1, 2006	418,500	$ 3.57	6.48	$ 2,217

Exercisable at April 1, 2006	230,584	$ 3.48	4.70	$ 1,242

The aggregate intrinsic value in the table above is before applicable income taxes and is based on the Company's closing stock price of $8.87 as of the last business day of the period ended April 1, 2006, which would have been received by the optionees had all options been exercised on that date. As of April 1, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $275,000, which is expected to be recognized over a weighted average period of approximately 1.6 years. During the 13 weeks ended April 1, 2006, the total intrinsic value of stock options exercised was $33,000.

A summary of the status of the Company's nonvested shares as of January 1, 2006, and changes during the 13 weeks ended April 1, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	255,000	$ 2.22
Granted	-	$ -
Vested	(52,084)	$ 1.65
Forfeited	(15,000)	$ 1.66
Nonvested at April 1, 2006	187,916	$ 3.68

During the 13 weeks ended April 1, 2006, the total fair value of options vested was $78,000.

The Company issues new shares of common stock upon exercise of stock options.

As of January 1, 2006, there were 546,729 shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of January 1, 2006, is as follows:

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
				Contractual	Exercise		Exercise
Range of Exercise Prices			Number	Life	Price	Number	Price
				(in years)
$ 1.03	-	$ 1.22	20,000	1.9	$ 1.15	20,000	$ 1.15
$ 1.28	-	$ 1.28	100,000	7.9	$ 1.28	50,000	$ 1.28
$ 1.81	-	$ 1.95	105,000	6.4	$ 1.92	70,000	$ 1.91
$ 2.25	-	$ 7.00	193,500	6.3	$ 5.90	90,584	$ 6.43
$ 1.03	-	$ 7.00	418,500	6.5	$ 3.57	230,584	$ 3.48

3. Financing Agreements

On March 15, 2006, Shoe Pavilion Corporation (the "Borrower"), a wholly-owned subsidiary of the Company, entered into Amendment Number Four to the Loan and Security Agreement, dated as of March 15, 2006, by and between the Borrower and Wells Fargo Retail Finance, LLC ("Wells Fargo"). Amendment Number Four further amends the Loan and Security Agreement dated April 18, 2003, previously amended on September 24, 2004, May 12, 2005 and August 11, 2005 (the "Revolving Credit Facility").

Amendment Number Four, which extends the term of the Revolving Credit Facility from July 31, 2009 to April 18, 2011, provides for a "Maximum Revolver Amount" of $20.0 million. This amount may be increased at the Borrower's option up to a maximum of $30.0 million, so long as no "Event of Default" (as defined in the Revolving Credit Facility) has occurred and is continuing or would result therefrom and upon payment of an "accordion fee" of .25% of the amount by which the Borrower requests that the revolver be increased. The "Minimum Available Reserve" that must be maintained under the Revolving Credit Facility is 7.5% times the Maximum Revolver Amount then in effect. Amendment Number Four provides for an increase of the annual "Capital Expenditures" limit (as defined in the Revolving Credit Facility) from $3.0 million to $10 million, plus an additional $3.0 million for Capital Lease Obligations (as defined in the Revolving Credit Facility); provided, however, that Wells Fargo may increase or decrease the Capital Expenditures amount based upon the Borrower's annual projections.

4. Stockholders' Equity

Public Offering of Common Stock

On March 30, 2006, the Company sold 2,000,000 shares of the Company's common stock in a public offering at $7.20 per share. In addition to the common stock sold by the Company, 1,000,000 shares of common stock held by the Company's Chief Executive Officer (the "Selling Stockholder") were sold in the offering. The Company's underwriters also purchased an additional 450,000 shares of common stock from the Selling Stockholder to cover over-allotments of shares. In connection with the offering, the Company also issued to one of the Company's underwriters warrants to purchase up to 150,000 shares of the Company's common stock at an exercise price of $8.64.

The Company used the proceeds received from the offering of approximately $13 million, net of underwriting discounts and direct offering costs, to pay down the balance under its revolving credit facility, open new stores and for working capital purposes. The Company did not receive any proceeds from the sale of common shares by the Selling Stockholder.

Registration of Shares under Registration Rights Agreement and Conversion of Convertible Preferred Stock into Common Stock

In January 2006, the Company's registration statement registering shares of common stock issued upon conversion of convertible preferred stock and upon exercise of warrants was declared effective by the SEC. At December 31, 2005, the Company had recorded $0.1 million for the fair value of the liability under the Registration Rights Agreement. As the Company completed its obligations under the Registration Rights Agreement in accordance with the agreement, this amount was released to income in the first quarter of 2006.

In January 2006, all of the 3,000 shares of preferred stock outstanding were converted into 571,428 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties and the Company's actual results could differ materially from management's current expectations. These factors include, without limitation, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting retail market conditions, the Company's ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management's ability to negotiate acceptable lease terms and maintain supplier and business relationships and open new stores in a timely manner. Other risk factors are detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update forward-looking statements.

Overview

General - Shoe Pavilion, Inc., a Delaware corporation, operates as a single business segment of off- price shoe stores located in California, Washington, Oregon, Arizona, Nevada and Texas under the name of Shoe Pavilion. The Company operated 93 and 85 stores as of April 1, 2006 and April 2, 2005, respectively.

QUARTER ENDED APRIL 1, 2006 COMPARED TO QUARTER ENDED APRIL 2, 2005

	Quarter Ended		Quarter Ended

	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
			As a % of net sales
Net sales	$ 27,269	$ 23,299	100.0%	100.0%
Cost of sales and related occupancy expenses	17,997	15,283	66.0%	65.6%
Gross profit	9,272	8,016	34.0%	34.4%
Selling, general and administrative expenses	8,746	7,234	32.1%	31.0%
Income from operations	526	782	1.9%	3.4%
Interest expense	(179)	(111)	-0.7%	-0.5%
Income before income taxes	347	671	1.2%	2.9%
Income tax expense	(141)	(265)	-0.5%	-1.1%
Net income	$ 206	$ 406	0.8%	1.7%

Results of Operations

Net Sales. The Company's net sales for the thirteen weeks ended April 1, 2006 increased 17.0% to $27.3 million from $23.3 million for the same period in 2005. The increase was due to the ten new stores opened in 2005 and the three new stores opened in the Dallas area in the first quarter of 2006. Comparable store net sales decreased by 1.1% as compared to a very strong first quarter in 2005. This decrease was attributable to the Easter holiday season being in the first quarter in 2005, as opposed to the second quarter in 2006. Also, unpredictable weather patterns in California during the thirteen weeks ended April 1, 2006 resulted in a slowdown of consumer traffic. Traffic counts in comparative stores were down 3.1 % as compared to the thirteen weeks ended April 2, 2005. Partially offsetting the decline in traffic was in increase in the average transaction value of 3.0% for the thirteen weeks ended April 1, 2006 as compared to the thirteen weeks ended April 2, 2005.

Gross Profit. Cost of sales includes landed merchandise and occupancy costs. For the thirteen weeks ended April 1, 2006 gross profit increased 15.7% to $9.3 million from $8.0 million for the same period last year. Gross profit as a percentage of net sales decreased to 34.0% for the thirteen weeks ended April 1, 2006 from 34.4% for the same period last year. As a percentage of net sales, the merchandising gross profit increased 1.9%, but the increase was outweighed by an increase in occupancy costs of 2.2% of net sales. The increase in merchandising gross profit as a percentage of net sales was due to the Company's expansion of its product offerings to include more desirable brands and styles in women's casual shoes, women's sandals and men's casual shoes. The effect of this improved product mix was a decrease in lower-margin clearance sales as a percentage of sales overall. The increase in occupancy costs as a percentage of net sales was due to the opening of new stores and specifically rent cost for the new stores in Texas for the full quarter. Because the Texas stores were opened on February 15, 2006, revenues were only received for one half of the first quarter.

Selling, General and Administrative Expenses. For the thirteen weeks ended April 1, 2006, selling, general and administrative expenses increased by $1.5 million or 20.9% to $8.7 million from $7.2 million for the same period last year. As a percentage of net sales, selling, general and administrative expenses were 32.1% for the thirteen weeks ended April 1, 2006 compared to 31.0% for the same period last year. The increase in selling, general and administrative expenses is primarily due to the opening and operating of new stores. The cost of additional sales personnel was approximately $775,000, additional utilities cost approximately $111,000 and the freight costs associated with getting merchandise to the new stores rose by approximately $155,000. Advertising expense also increased over the prior year due to the television campaign to introduce the public to the Company's new stores in Texas.

Interest Expense. Interest expense for the thirteen weeks ended April 1, 2006 increased to $179,000 from $111,000 compared to the same period last year. This increase in interest expense is primarily due to a higher average interest rate during the thirteen weeks ended April 1, 2006 compared to the same period last year and increased borrowings under the Company's Revolving Credit Facility, in part to fund the Company's increased inventory levels. At the end of the quarter, the Company used the proceeds from the sale of its stock to pay down nearly the entire balance of the Revolving Credit Facility.

Income Tax Expense. The Company's effective income tax rate rose from 39.5% to 41.6% due primarily to the effect of incentive stock options that were issued in prior years. As the Company adopted SFAS 123R effective January 1, 2006, it began recognizing compensation expense that corresponds to the vesting of stock options. Most of the options that are now vesting are incentive stock options. The compensation expense recorded for the vesting of this type of option is not deductible for income tax purposes. As a result, income tax as a percentage of taxable income increased.

Liquidity and Capital Resources

During the thirteen weeks ended April 1, 2006, the Company opened three large format stores in Texas and two large format stores in California. Additionally, it introduced new brands and key product lines such as men's and women's casual and active shoes, as well as men's and women's sandals. To open the stores and supplement existing footwear offerings required an increase in overall inventory of $10.4 million. Additional costs of opening the stores included investing $2.4 million in fixed assets such as signage, racks for the shoes, sales counters, point-of-sale computers and software and other tenant improvements.

The activities described above resulted in a net use of cash in operating activities of $3.1 million for the thirteen weeks ended April 1, 2006, compared to cash provided by operations of $515,000 in 2005. Furthermore, the additional purchase of fixed assets resulted in cash used in investing activities of $2.1 million for the thirteen weeks ended April 1, 2006 as compared to $224,000 for the thirteen weeks ended April 2, 2005.

To finance the increased inventory and the opening of new stores, as well as paying down $7.6 million of principal on the Company's Revolving Credit Facility, the Company completed a public offering of 2 million shares of its common stock on March 29, 2006. The net proceeds to the Company from this sale was $12.8 million.

Additionally, on March 15, 2006, the Company and Wells Fargo Retail Finance LLC amended and extended the Company's Revolving Credit Facility to allow for maximum borrowing of $20 million, which may be increased by the Company to $30 million. The new amendment expires April 18, 2011. At April 1, 2006, the Company has in excess of $19 million available under the amended Revolving Credit Facility.

The Company expects that anticipated cash flows from operations and available borrowings under the Company's Revolving Credit Facility will satisfy its cash requirements for at least the next 12 months.

Seasonality and Quarterly Results

The Company's business is subject to seasonal fluctuations. Historically, a higher amount of the Company's net revenues and profits were, and may continue to be realized during the fourth quarter of the Company's fiscal year, which includes the December holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company's rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Recently Issued Accounting Standards

In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" (FSP No. 13-1), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The Company adopted this pronouncement in the first quarter of 2006. There was no impact as a result of adoption of this pronouncement.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement in the first quarter of 2006. There was no impact as a result of adopting this pronouncement.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share -Based Payment", which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Effective with the first quarter of fiscal year 2006, the Company has adopted SFAS 123R and has begun recognizing compensation expense related to share-based payment transactions using the modified prospective application method. The impact of adopting this pronouncement was the recognition of $75,000 of compensation expense that the Company would not have recognized without adoption.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance on the implementation of SFAS No. 123R. In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS 123R in an interim period, and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB No. 107 became effective on March 29, 2005. As the Company has adopted SFAS 123R, it now applies the principles of SAB No. 107. While there was additional compensation expense recognized by adoption of SFAS 123R, there was no further impact of adoption of SAB No. 107.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information reported in the Company's Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(a) Evaluation of Disclosure Controls and Procedures

During the preparation of its Quarterly Report on Form 10-Q for the thirteen weeks ended April 1, 2006, the Company evaluated the design and operating effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of its management, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in its periodic SEC filings is recorded, processed, summarized and reported within the time periods specified. Notwithstanding management's assessment that the Company's internal control over financial reporting as of the end of the period covered by this Report was not effective and that the material weaknesses described below existed, management believes that the consolidated financial statements contained in the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended April 1, 2006 fairly present the Company's financial condition, results of operations and cash flows for the thirteen weeks covered thereby in all material respects.

Material Weaknesses Related to the Control Environment

In the course of evaluating the design and operating effectiveness of the Company's disclosure controls and procedures for the thirteen weeks ended April 1, 2006, management identified the following deficiencies that increased the likelihood of potential material errors in the Company's financial reporting: (i) an insufficient number of accounting and finance personnel with the appropriate depth of experience, and (ii) a need for a more formalized process to identify, analyze and record significant financial information and transactions in conformity with current accounting literature.

Remediation

In response to these deficiencies, the Company increased its accounting staff by hiring a Financial Reporting Manager who is responsible for analyzing, developing and formalizing accounting policies and practices and a new Accounting Manager with experience in retail accounting. The Company also intends to establish formal procedures that will require the analysis and documentation of all new significant accounting policies to assure that such policies comply with the appropriate accounting literature.

(b) Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes made in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their last evaluation.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various legal proceedings from normal business activities. Management believes that while it is reasonably possible that some of these matters will result in settlements to be paid by the Company, the ultimate resolution of these matters will not have a material adverse impact on the Company's financial statements.

Item 6. Exhibits

(a) Exhibits required to be filed as part of this report:

31.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF

31.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of of 2002.      PDF

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of May 2006.

SHOE PAVILION, INC., as Registrant

By /s/ Dmitry Beinus
Dmitry Beinus
Chairman and Chief Executive Officer

By /s/ Neil T. Watanabe
Neil T. Watanabe
Executive Vice President and Chief Financial Officer