Form 10-Q
period 2006-07-01
SHOE PAVILION INC
filed 2006-08-11
CIK 1051009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

(818) 907-9975
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

      The number of shares of the registrant's Common Stock outstanding as of August 9, 2006 was 9,510,043.

Note: PDF provided as a courtesy

SHOE PAVILION, INC.
Table of Contents to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).
Shoe Pavilion, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	July 1,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash	$ 532	$ 494
Receivables	1,991	1,091
Inventories	56,304	41,097
Deferred income taxes	1,003	1,003
Prepaid expenses	2,248	161
Total current assets	62,078	43,846

Property and equipment, net	9,496	5,948
Deferred income taxes and other assets	2,524	2,411
TOTAL	$ 74,098	$ 52,205

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 16,717	$ 7,481
Accrued expenses	3,562	5,184
Borrowings under credit agreement	5,965	7,803
Current portion of capitalized lease obligations	58	57
Total current liabilities	26,302	20,525

Deferred rent	7,302	5,300
Long-term portion of capitalized lease obligations	183	209
Total liabilities	33,787	26,034

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock- $.001 par value; 1,000,000 shares authorized;
0 (2006) and 3,000 (2005) shares issued and outstanding	-	-
Common stock- $.001 par value; 15,000,000 shares authorized;
9,510,043 (2006) and 6,927,771 (2005) shares issued
and outstanding	9	7
Additional paid-in capital	29,875	16,950
Retained earnings	10,427	9,214
Total stockholders' equity	40,311	26,171
TOTAL	$ 74,098	$ 52,205

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended

	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Net sales	$ 31,422	$ 24,929	$ 58,692	$ 48,228
Cost of sales and related occupancy expenses	20,471	16,106	38,468	31,389
Gross profit	10,951	8,823	20,224	16,839
Selling, general and administrative expenses	9,161	7,543	17,908	14,777
Income from operations	1,790	1,280	2,316	2,062
Interest expense	(102)	(125)	(281)	(236)
Income before income taxes	1,688	1,155	2,035	1,826
Income tax expense	(681)	(451)	(822)	(716)
Net income	$ 1,007	$ 704	$ 1,213	$ 1,110

Earnings per share:
Basic	0.11	0.10	0.14	0.16
Diluted	0.10	0.10	0.14	0.16

Weighted average shares outstanding:
Basic	9,509	6,805	8,538	6,803
Diluted	9,706	7,101	8,751	7,080

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Twenty-six week ended

	July 1,	July 2,
	2006	2005
Operating activities:
Net income	$ 1,213	$ 1,110
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	908	693
Share-based compensation	132	-
Cancellation of registration rights agreement	(70)	-
Effect of changes in:
Inventories	(15,207)	(1,178)
Accounts receivable	(900)	(276)
Prepaid expenses and other current assets	(2,087)	(246)
Accounts payable	8,210	38
Accrued expenses and deferred rent	450	412
Net cash (used in) provided by operating activities	(7,351)	553

Investing activities:
Purchase of property and equipment	(3,428)	(1,044)
Other assets	(113)	-
Net cash used in investing activities	(3,541)	(1,044)

Financing activities:
Proceeds from public offering of stock, net	12,769	-
Borrowings (payments) on credit facility, net	(1,838)	347
Exercise of stock options	24	25
Principal payments on capital leases	(25)	(80)
Net cash provided by financing activities	10,930	292
Net increase (decrease) in cash	38	(199)
Cash, beginning of period	494	1,179
Cash, end of period	$ 532	$ 980

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 226	$ -
Cash paid for income taxes	1,419	-
Supplemental disclosure of non-cash investing and
financing activities:
Property and equipment included in accrued expenses	$ 1,026	$ 363
Capital lease obligations incurred	-	301
Issuance of warrants in connection with stock offering	377	-

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. and subsidiary (the "Company"or "Shoe Pavilion, Inc.") and in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes in conformity with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Annual Report") as filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim report. Interim results are not necessarily indicative of results for the full year. The financial data at December 31, 2005 presented herein is derived from the 2005 Annual Report.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the fiscal year.

In October 2005, the FASB issued FASB Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP No. 13-1"), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The adoption of this pronouncement in the first quarter of 2006 did not have a material impact on the Company.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of an error made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement in the first quarter of 2006 did not have an impact on the Company.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires a fair value measurement of all share-based payments to employees, including grants of employee stock options, and recognition of those compensation expenses in the financial statements. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity or liability instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payments transactions. The share-based compensation expense is required to be measured based on the fair value of the equity or liability instruments issued. In addition, SFAS No. 123R requires the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. Effective the first quarter of 2006, the Company adopted SFAS 123R and recognized compensation expense related to share-based payment transactions using the modified prospective method. (See Note 4).

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides guidance on the implementation of SFAS No. 123R. In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R, the classification of compensation expense, capitalization of compensation costs related to share-based payment arrangements, first-time adoption of SFAS 123R in an interim period and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB No. 107 became effective on March 29, 2005. As the Company has adopted SFAS 123R, it now applies the principles of SAB No. 107.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of January 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

3. Earnings Per Share

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net income divided by the weighted average number of common shares outstanding and potentially dilutive common equivalent shares outstanding for the period. The following table summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	( in thousands)		( in thousands)
Weighted average number of common shares:
Basic	9,509	6,805	8,538	6,803
Effect of dilutive securities-stock options	197	296	213	277
Diluted	9,706	7,101	8,751	7,080

An aggregate of 292,857 and 221,428 options and warrants for the thirteen and twenty-six weeks ended July 1, 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

4. Share-Based Compensation

The Company has two share-based compensation plans: the Amended and Restated 1998 Equity Incentive Plan and the Amended and Restated Non-Employee Director Stock Option Plan.

Prior to the January 1, 2006 adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified or settled stock options. Results for prior periods have not been restated, as provided for under the modified prospective method.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The impact of this change was not material to the Company.

The following table shows the effect on net income and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure":

	Thirteen weeks ended	Twenty-six weeks ended

	July 2, 2005	July 2, 2005
Net income, as reported	$ 704,000	$ 1,110,000
Deduct stock-based compensation determined under
fair value method, net of related tax benefits	(24,611)	(52,532)
Pro forma net income	$ 679,389	$ 1,057,468

Net income per share:
As reported:
Basic	$ 0.10	$ 0.16
Diluted	$ 0.10	$ 0.16

Pro forma:
Basic	$ 0.10	$ 0.16
Diluted	$ 0.10	$ 0.15

Disclosures for the periods ended July 1, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

The fair value of stock options granted subsequent to the adoption of SFAS 123R (January 1, 2006) is estimated using the binomial lattice method of option valuation. Assumptions relative to volatility, anticipated forfeitures and exercises are determined at the time of grant and reflected in the lattice-based valuation. Prior to the adoption of SFAS 123R, the fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions:

Twenty-six weeks ended

July 2, 2005
Expected volatility	91.18%
Expected dividends	None
Expected term (in years)	8.5
Risk-free interest rate	4.22%

Assumptions relative to the binomial lattice method of option valuation include the expectation that non-executive grantees will exercise all vested stock options once the market price exceeds 200% of the option's exercise price. For executive grantees, it is assumed that they will not exercise their options based on market price per share, but rather will hold the options until one year after they are fully vested. The Company has also assumed a forfeiture rate of 10% for non-executives and 0% for executives. The assumed volatility for valuing the options was 55%.

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

5. Stock Option Plans

Stock options to purchase the Company's common stock are granted at prices equal to the fair market value on the date of grant. Employee stock options generally become exercisable in four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant. Options granted to non-employee directors generally vest over a one year period. Outstanding stock options are a combination of incentive stock options and non-qualified stock options.

The fair value of each stock option granted prior to adoption of SFAS 123R was estimated on the date of grant using the BSM option valuation model. Subsequent to the adoption of SFAS 123R, the Company has used the binomial lattice method of estimating the fair value of stock options. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's experience. Options granted prior to the adoption of SFAS 123R were valued using the BSM option valuation approach, and the resulting expense was recognized using the graded, or accelerated attribution method consistent with the multiple option valuation approach. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

A summary of the Company's stock option activity during the twenty-six weeks ended July 1, 2006 is presented in the following table:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(years)	(000)

Outstanding at January 1, 2006	440,500	$ 3.52
Granted	180,500	$ 7.52
Exercised	(12,000)	$ 2.73
Forfeited or expired	(27,500)	$ 3.33
Outstanding at July 1, 2006	581,500	$ 4.78	7.47	$ 1,430

Exercisable at July 1, 2006	234,380	$ 3.64	4.70	$ 844

The aggregate intrinsic value in the table above is before applicable income taxes and is based on the Company's closing stock price of $7.24 as of the last trading day of the period ended July 1, 2006, which would have been received by the optionees had all options been exercised on that date. As of July 1, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $725,000, which is expected to be recognized over a weighted average period of approximately 2.5 years. During the twenty-six weeks ended July 1, 2006, the total intrinsic value of stock options exercised was $63,195.

A summary of the status of the Company's nonvested options as of January 1, 2006, and changes during the twenty-six weeks ended July 1, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2006	255,000	$ 2.22
Granted	-	$ -
Vested	(52,084)	$ 1.65
Forfeited	(15,000)	$ 1.66
Nonvested at April 1, 2006	187,916	$ 3.68

Nonvested at April 1, 2006	187,916	$ 3.68
Granted	180,500	$ 7.52
Vested	(21,296)	$ 3.81
Forfeited	-	$ -
Nonvested at July 1, 2006	347,120	$ 3.08

During the thirteen and twenty-six weeks ended July 1, 2006, the total fair value of options vested was $73,897 and $151,897, respectively.

The Company issues new shares of common stock upon the exercise of stock options.

As of July 1, 2006, there were 378,729 shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of July 1, 2006, is as follows:

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
Range of				Contractual	Exercise		Exercise
Exercise Prices			Number	Life (in years)	Price	Number	Price

$ 1.03	-	$ 1.22	20,000	1.7	$ 1.15	20,000	$ 1.15
$ 1.28	-	$ 1.28	100,000	7.6	$ 1.28	50,000	$ 1.28
$ 1.81	-	$ 1.95	95,000	6.4	$ 1.93	60,000	$ 1.92
$ 2.25	-	$ 7.00	186,000	6.2	$ 5.86	98,916	$ 6.18
$ 7.52	-	$ 7.52	180,500	9.9	$ 7.52	5,464	$ 7.52
$ 1.03	-	$ 7.52	581,500	7.5	$ 4.78	234,380	$ 3.64

6. Legal Proceedings

The Company was a defendant in a sexual harassment case filed on August 27, 2004 in Federal District Court for the District of Portland. A former store manager alleged that her district manager initiated unwelcome sexual advances and other forms of unwelcome sexual conduct. She alleged that when she resisted her district manager's advances, she was terminated in violation of state and federal anti-retaliation laws. She sought approximately $1.75 million in compensatory and punitive damages pursuant to the Title VII of the Civil Rights Act of 1964, Oregon State laws prohibiting sexual harassment in the work place, common law claims for intentional infliction of emotional distress and termination in violation of public policy. On May 19, 2006, a settlement was reached with the plaintiff in the amount of $20,000.

The Company is involved in various routine legal proceedings incidental to the conduct of its normal business activities. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations, either due to the nature of the claims, or because management believes that such claims would not exceed the limits of the Company's insurance coverage.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or representing management's beliefs about, the Company's future strategies, operations and financial results, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the Company. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may not prove to be accurate. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict and could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting retail market conditions, the Company's ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management's ability to negotiate acceptable lease terms and maintain supplier and business relationships and open new stores in a timely manner. Other risks and uncertainties include those described in this Report, in Part II, "Item 1A. Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in its future reports filed with the SEC.

The following should be read in conjunction with the Company's financial statements and related notes thereto provided under "Item 1-Financial Statements" above.

Overview

Shoe Pavilion, Inc., a Delaware corporation, is an independent off-price branded footwear retailer in the Western and Southwestern United States. As of July 1, 2006, the Company operated 96 stores located throughout California, Washington, Oregon, Arizona, Nevada and Texas. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the branded footwear market. The Company offers a broad selection of quality designer label and branded footwear, typically at 20% to 60% below regular department store prices for the same shoes, in a convenient self-service store format.

The Company is positioned in the market between discount stores and department stores. Unlike discount stores, it offers designer label and branded footwear that, in its opinion, has long-term customer appeal. As a result, the Company appeals to quality, style and designer label-oriented customers with relatively higher spending power. Unlike department stores, the Company's prices are designed to appeal to value-oriented consumers seeking quality branded footwear typically found at department stores or branded retail outlets at higher everyday prices.

The Company's stores are strategically located in strip malls, outlet centers, large format retail centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. On average, over 20,000 pairs of shoes representing over 100 brands are displayed on the selling floor of most of its stores, compared to a significantly smaller product offering at typical department stores. Mature stores are evaluated for remodeling based on each store's age and competitive situation, as well as how much the landlord will contribute toward the required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competition trends and the availability of adequate capital.

The Company's growth strategy had historically focused on the Western United States, but now includes opening new stores throughout Southwestern United States as suitable locations are found. For fiscal 2006, the Company expects to open twenty to twenty-two new stores, by adding stores in existing markets, expanding into new Texas markets and going into New Mexico. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and quality brand merchandising at competitive prices. Over the last several years, the Company has focused on closing its smaller stores and replacing them with larger stores in more attractive locations. The average square footage of these new stores has been and is expected to continue to be approximately 18,000 to 20,000 square feet. As a result, the Company expects the average size of its stores to increase for the foreseeable future.

The Company plans to continue to strengthen its position as an independent off-price branded footwear retailer by pursuing the following three primary strategies for growth in sales and profitability - continue to expand and improve its store base, leverage its operating model and enhance merchandising.

Results of Operations

Thirteen Weeks Ended July 1, 2006 Compared to Thirteen Weeks Ended July 2, 2005.

The following tables set forth statements of income data and relative percentages of net sales for the thirteen weeks ended July 1, 2006 and thirteen weeks ended July 2, 2005 (dollar amounts in thousands).

	Thirteen weeks ended
	July 1,		July 2,
	2006		2005		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$ 31,422	100.0%	$ 24,929	100.0%	$ 6,493	26.0%
Cost of sales and related occupancy expenses	20,471	65.1%	16,106	64.6%	4,365	27.1%
Gross profit	10,951	34.9%	8,823	35.4%	2,128	24.1%
Selling, general and administrative expenses	9,161	29.2%	7,543	30.3%	1,618	21.5%
Income from operations	1,790	5.7%	1,280	5.1%	510	39.8%
Interest expense	(102)	(0.3%)	(125)	(0.5%)	23	(18.4%)
Income before income taxes	1,688	5.4%	1,155	4.6%	533	46.1%
Income tax expense	(681)	(2.2%)	(451)	(1.8%)	(230)	51.0%
Net income	1,007	3.2%	704	2.8%	303	43.0%

Net Sales. Net sales for the thirteen week period ended July 1, 2006 increased by 26.0%, or $6.5 million, to $31.4 million from $24.9 million in the thirteen week period ended July 2, 2005. The sales increase was due to the addition of four new stores and a comparable store sales increase of 3.9%. The comparable store sales increase was partially attributable to the shift in the Easter holiday season falling in the second quarter in 2006 compared to the first quarter in 2005. The quarter in which Easter falls typically benefits from increased holiday shopping. Comparable store sales are based upon stores open as least 13 consecutive months.

Gross Profit. Cost of sales includes landed merchandise and occupancy expenses. Gross profit for the thirteen week period ended July 1, 2006 increased by 24.1%, or $2.1 million, to $11.0 million from $8.8 million in the thirteen week period ended July 2, 2005, primarily as a result of increased sales. As a percent of sales, gross profit decreased to 34.9% for the thirteen week period ended July 1, 2006 from 35.4% in the thirteen week period ended July 2, 2005, due to higher occupancy expenses of 2.0%, primarily related to new stores, partially offset by improved selling margins of 1.4%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirteen week period ended July 1, 2006 increased by 21.5%, or $1.6 million, to $9.2 million from $7.5 million in the thirteen week period ended July 2, 2005. The increase is primarily from expenses related to additional stores, which resulted in approximately $690,000 in store salaries, $170,000 in advertising and $130,000 in utilities. The Company also incurred $173,000 in legal fees related to the defense and settlement of a lawsuit. As a percent of sales, SG&A expenses decreased to 29.2% for the thirteen week period ended July 1, 2006 from 30.3% in the thirteen week period ended July 2, 2005. The decrease as a percent of sales is primarily due to savings of 0.1% in store salaries, 0.3% in advertising, 0.4% in credit card fees from the settlement of the Visa card lawsuit and 0.3% in freight expenses, partially offset by an increase of 0.6% in legal fees.

Interest Expense. Interest expense for the thirteen week period ended July 1, 2006 decreased by 18.4%, or $23,000, to $102,000 from $125,000 in the thirteen week period ended July 2, 2005, due to decreased borrowings under the Company's Revolving Credit Facility during the thirteen week period ended July 1, 2006 compared to the thirteen week period ended July 2, 2005.

Income Tax Expense. The Company's effective income tax rate rose from 39.0% to 40.4%, due primarily to the effect of incentive stock options that were issued in prior years. Because the Company adopted SFAS 123R effective January 1, 2006, it began recognizing compensation expense that corresponds to the vesting of stock options. Most of the options that are now vesting are incentive stock options. The compensation expense recorded for the vesting of this type of option is not deductible for income tax purposes. As a result, income tax as a percentage of taxable income increased.

Twenty-six Weeks Ended July 1, 2006 Compared to Twenty-six Weeks Ended July 2, 2005.

The following tables set forth statements of income data and relative percentages of net sales for the twenty-six weeks ended July 1, 2006 and twenty-six weeks ended July 2, 2005 (dollar amounts in thousands).

	Twenty-six weeks ended
	July 1,		July 2,
	2006		2005		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$ 58,692	100.0%	$ 48,228	100.0%	$ 10,464	21.7%
Cost of sales and related occupancy expenses	38,468	65.5%	31,389	65.1%	7,079	22.6%
Gross profit	20,224	34.5%	16,839	34.9%	3,385	20.1%
Selling, general and administrative expenses	17,908	30.5%	14,777	30.6%	3,131	21.2%
Income from operations	2,316	3.9%	2,062	4.3%	254	12.3%
Interest expense	(281)	(0.5%)	(236)	(0.5%)	(45)	19.1%
Income before income taxes	2,035	3.5%	1,826	3.8%	209	11.4%
Income tax expense	(822)	(1.4%)	(716)	(1.5%)	(106)	14.8%
Net income	1,213	2.1%	1,110	2.3%	103	9.3%

Net Sales. Net sales for the twenty-six week period ended July 1, 2006 increased by 21.7%, or $10.5 million, to $58.7 million from $48.2 million in the twenty-six week period ended July 2, 2005. The sales increase was due to the addition of eight new stores and a comparable store sales increase of 1.1%. Comparable store sales are based upon stores open as least 13 consecutive months.

Gross Profit. Cost of sales includes landed merchandise and occupancy expenses. Gross profit for the twenty-six week period ended July 1, 2006 increased by 20.1%, or $3.4 million, to $20.2 million from $16.8 million in the twenty-six week period ended July 2, 2005, primarily as a result of increased sales. As a percent of sales, gross profit decreased to 34.5% for the twenty-six week period ended July 1, 2006 from 34.9% in the twenty-six week period ended July 2, 2005, due to higher occupancy expenses of 2.1%, primarily related to new stores, partially offset by improved selling margins of 1.7%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the twenty-six week period ended July 1, 2006 increased by 21.2%, or $3.1 million, to $17.9 million from $14.8 million in the twenty-six week period ended July 2, 2005. The increase is primarily from expenses related to additional stores, which resulted in approximately $1.4 million in store salaries and $240,000 in utilities. The Company also incurred $194,000 in legal fees related to the defense and settlement of a lawsuit. As a percent of sales, SG&A expenses decreased to 30.5% for the twenty-six week period ended July 1, 2006 from 30.6% in the twenty-six week period ended July 2, 2005. The decrease as a percent of sales is primarily due to savings of 0.7% in advertising and 0.2% in credit card fees from the settlement of the Visa card lawsuit, partially offset by increases of 0.3% in store salaries, 0.3% in contract warehouse fees and 0.2% in utilities.

Interest Expense. Interest expense for the twenty-six week period ended July 1, 2006 increased by 19.1%, or $45,000, to $281,000 from $236,000 in the twenty-six week period ended July 2, 2005, due to a higher average interest rate and increased borrowings under the Company's Revolving Credit Facility during the twenty-six week period ended July 1, 2006 compared to the twenty-six week period ended July 2, 2005.

Income Tax Expense. The Company's effective income tax rate rose from 39.2% to 40.4%, due primarily to the effect of incentive stock options that were issued in prior years. Because the Company adopted SFAS 123R effective January 1, 2006, it began recognizing compensation expense that corresponds to the vesting of stock options. Most of the options that are now vesting are incentive stock options. The compensation expense recorded for the vesting of this type of option is not deductible for income tax purposes. As a result, income tax as a percentage of taxable income increased.

Liquidity and Capital Resources

The Company's primary capital requirements are for inventory and store expansion, relocation and remodeling. Historically, cash flows from operations and available borrowings under the Company's Revolving Credit Facility have met the Company's liquidity needs. Management believes that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

During the twenty-six week period ended July 1, 2006, the Company opened three stores in Texas, four stores in California and one store in Washington. Additionally, the Company introduced new brands and key product lines such as men's and women's casual and active shoes, as well as men's and women's sandals. To open the stores and supplement existing footwear offerings required an increase in overall inventory of $15.2 million. The increase also reflects the build-up of seasonal inventory. Additional costs of opening the stores included investing $3.4 million in fixed assets such as signage, racks for the shoes, sales counters, point-of-sale computers and software and other tenant improvements.

The activities described above resulted in a net use of cash in operating activities of $7.4 million for the twenty-six week period ended July 1, 2006, compared to cash provided by operations of $553,000 for the twenty-six week period ended July 2, 2005. Furthermore, the additional purchase of fixed assets resulted in cash used in investing activities of $3.5 million for the twenty-six week period ended July 1, 2006, compared to $1.0 million for the twenty-six week period ended July 2, 2005.

To finance the increased inventory and the opening of new stores, as well as paying down $7.6 million of principal on the Company's Revolving Credit Facility, the Company completed a public offering of 2 million shares of its common stock on March 29, 2006. The net proceeds to the Company from this sale was $12.8 million.

Additionally, on March 15, 2006, the Company and Wells Fargo Retail Finance LLC ("Lender") amended and extended the Company's Revolving Credit Facility to allow for maximum borrowing of $20 million, which may be increased by the Company to $30 million. The new amendment expires April 18, 2011. At July 1, 2006, the Company had in excess of $11.3 million available under the amended Revolving Credit Facility. The Company currently is in compliance with the covenants of the Revolving Credit Facility. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

Seasonality and Quarterly Results

The Company's business, measured in terms of net sales, is subject to seasonal fluctuations and trends. Historically, a higher amount of the Company's net sales were, and may continue to be realized during the fourth quarter of the Company's fiscal year, which includes the winter holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company's rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the Company's financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the Company's estimates. Such differences could be material to the Company's financial statements.

The Company believes that its application of accounting policies, and the estimates inherently required therein, are reasonable. The Company constantly reevaluates these accounting policies and estimates, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found its application of accounting policies to be appropriate, and its actual results have not differed materially from those determined by using necessary estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its consolidated financial statements.

Revenue Recognition. The Company recognizes revenue at the time products are received by its customers in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" as amended by SAB No. 104, "Revenue Recognition". Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register with either cash or credit card. For online sales, revenue is recognized at the time the customer receives the product. Customers typically receive goods within several days of shipment. Amounts related to shipping costs billed to customers are reflected in net sales and the related costs are reflected in costs of sales.

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

Inventory Valuation. Merchandise inventories are stated at the lower of average cost or market. The Company adjusts inventory based on historical experience and current information in order to assure that inventory is recorded properly at the lower of cost or market. The factors the Company considers include current sell through, seasonality and length of time held in inventory. The amount ultimately realized from the sale of the Company's inventory could differ materially from its estimates.

Long-lived Assets. In evaluating the fair value and future benefits of property and equipment, the Company performs an analysis of the anticipated undiscounted future net cash flows associated with stores and reduces their carrying value by the excess, if any, of the result of such calculation. The Company believes at this time that the carrying values and useful lives of its property and equipment continue to be appropriate.

Self-insurance. The Company records an estimated liability for the self-insured portion of the workers' compensation claims based on historical experience and an evaluation of outstanding claims.

Cost of Sales. Cost of sales includes product costs, inbound freight, inventory shrinkage and store occupancy costs. It does not include purchasing, warehousing, distribution costs and inter-store freight transportation, which are included in selling, general and administrative expenses. The Company's gross margin may not be comparable to other retailers as some of these entities include purchasing, warehousing, distribution and inter-store freight transportation expenses in cost of sales.

Income Taxes. The Company provides a valuation allowance when it is more likely than not that some or a portion or the entire deferred tax asset will not be realized. Based upon the Company's history of earnings, it believes that the realization of its deferred tax asset is more likely than not and therefore the Company has not provided a valuation allowance for its deferred tax asset.

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

Evaluation of Disclosure Controls and Procedures

During the preparation of its Quarterly Report on Form 10-Q for the thirteen weeks ended July 1, 2006, the Company evaluated the design and operating effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of its management, pursuant to Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

Quarterly Evaluation of Changes in Internal Controls over Financial Reporting

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, also conducted an evaluation of our internal controls over financial reporting to determine whether any change occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Based on that evaluation, our management concluded that there was a material change during the second quarter.

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

In remediation of these deficiencies, during the second quarter, the Company increased its accounting staff by hiring a Financial Reporting Manager who is responsible for analyzing, developing and formalizing accounting policies and practices and an Accounting Manager who is experienced in retail accounting. The Company has also established formal procedures that require the analysis and documentation of all new significant accounting policies to assure that such policies comply with the appropriate accounting literature.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes made in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the period covered by this Report that have materially affected, or are likely to materially affect, these controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was a defendant in a sexual harassment case filed on August 27, 2004 in Federal District Court for the District of Portland. A former store manager alleged that her district manager initiated unwelcome sexual advances and other forms of unwelcome sexual conduct. She alleged that when she resisted her district manager's advances, she was terminated in violation of state and federal anti-retaliation laws. She sought approximately $1.75 million in compensatory and punitive damages pursuant to Title VII of the Civil Rights Act of 1964, Oregon State laws prohibiting sexual harassment in the work place, common law claims for intentional infliction of emotional distress and termination in violation of public policy. On May 19, 2006, a settlement was reached with the plaintiff in the amount of $20,000.

The Company is involved in various routine legal proceedings incidental to the conduct of its normal business activities. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations, either due to the nature of the claims, or because management believes that such claims would not exceed the limits of the Company's insurance coverage.

Item 1A. Risk Factors

The Company's Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Terrorist attacks or acts of war may seriously harm the Company's business. Terrorist attacks may cause damage or disruption to the Company's employees, facilities, information systems, vendors and customers, which could significantly impact net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility may cause greater uncertainty and cause the Company to suffer in ways that the Company currently cannot predict. Such terrorist attacks could cause ports to or through which the Company or its vendors ship, such as the Ports of Los Angeles and Long Beach, to be shut down, thereby preventing the delivery of products to the Company's stores. The Company's geographical focus in the Western and Southwestern United States may make the Company more vulnerable to such uncertainties than other comparable retailers who may not have similar geographical concentration.

Because the Company's stores are concentrated in the western part of the United States, it is subject to regional risks. Currently, most of the Company's stores are located in California and the balance are located in Washington, Oregon, Arizona, Nevada and Texas. Accordingly, the Company is subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. When the region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on the Company's sales and profitability and this could also affect the Company's ability to implement its planned growth. In addition, many of the Company's vendors rely on the Ports of Los Angeles and Long Beach to process the Company's shipments. Any disruption or congestion at the ports could impair the Company's ability to adequately stock its stores. Several of the Company's competitors operate stores across the United States and, thus, are not as vulnerable as the Company to such regional risks.

If the Company is unable to successfully implement its controlled growth strategy or manage its growing business, the Company's future operating results could be negatively impacted. No assurance can be given that the Company will be successful in maintaining or increasing its sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on the Company's management, information systems, inventory management and distribution facilities. Any failure to timely enhance the Company's operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on the Company's results of operations.

The price of the Company's common stock may be volatile. The Company's common stock is thinly traded making it difficult to sell large amounts. The market price of the Company's common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, additions or departures of key personnel, future sales common stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations may adversely affect the market price of the Company's common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 16, 2006, the Company held its 2006 annual meeting of shareholders. At the annual meeting, there were 9,506,199 shares entitled to vote, and 8,987,131 shares were represented at the meeting in person or by proxy. The Company submitted to shareholders two matters, both of which were approved at the annual meeting. The matters were: (1) to elect five directors to serve on the board of directors until the next annual meeting of shareholders and until their successors shall have been elected; and (2) to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company. The following table summarizes the results for the election of directors at the annual meeting:

Election of Directors.
Nominee	Votes In Favor	Votes Withheld
Dmitry Beinus	7,973,123	1,014,008
Peter Hanelt	8,984,229	2,902
Ann Iverson	8,983,329	3,802
Randy Katz	8,983,729	3,402
Mark Miller	8,983,729	3,402

Ratification of Appointment of Independent Auditors.

The shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 30, 2006 with voting as follows: 8,971,448 For, 14,283 Against, and 1,400 Abstain.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

(a) Exhibits required to be filed as part of this report:

31.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF

31.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of of 2002.      PDF

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2006.

SHOE PAVILION, INC., as Registrant

/s/ BRUCE ROSS
Bruce Ross
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)