Form 10-Q
period 2006-09-30
SHOE PAVILION INC
filed 2006-11-09
CIK 1051009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

      The number of shares of the registrant's Common Stock outstanding as of November 8, 2006 was 9,526,452.

Note: PDF provided as a courtesy

SHOE PAVILION, INC.
Table of Contents to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).
Shoe Pavilion, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash	$572	$494
Receivables	2,590	1,091
Inventories	67,680	41,097
Deferred income taxes	1,003	1,003
Prepaid expenses	3,497	161
Total current assets	75,342	43,846

Property and equipment, net	11,471	5,948
Deferred income taxes and other assets	2,377	2,411
TOTAL	$89,190	$52,205

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,120	$7,481
Accrued expenses	3,810	5,184
Borrowings under credit agreement	14,134	7,803
Current portion of capitalized lease obligations	58	57
Total current liabilities	40,122	20,525

Deferred rent	8,810	5,300
Long-term portion of capitalized lease obligations	168	209
Total liabilities	49,100	26,034

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock- $.001 par value; 1,000,000 shares authorized;
0 (2006) and 3,000 (2005) shares issued and outstanding	-	-
Common stock- $.001 par value; 15,000,000 shares authorized;
9,522,788 (2006) and 6,927,771 (2005) shares issued
and outstanding	9	7
Additional paid-in capital	29,972	16,950
Retained earnings	10,109	9,214
Total stockholders' equity	40,090	26,171
TOTAL	$89,190	$52,205

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended

	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net sales	$31,778	$24,820	$90,470	$73,048
Cost of sales and related occupancy expenses	21,749	16,432	60,217	47,821
Gross profit	10,029	8,388	30,253	25,227
Selling, general and administrative expenses	10,376	7,762	28,284	22,539
(Loss) income from operations	(347)	626	1,969	2,688
Interest expense	(187)	(145)	(468)	(381)
Other income	-	1	-	1
(Loss) income before income taxes	(534)	482	1,501	2,308
Income tax benefit (expense)	216	(189)	(606)	(905)
Net (loss) income	$(318)	$293	$895	$1,403

(Loss) earnings per share:
Basic	(0.03)	0.04	0.10	0.21
Diluted	(0.03)	0.04	0.10	0.20

Weighted average shares outstanding:
Basic	9,512	6,807	8,865	6,804
Diluted	9,512	7,079	8,948	7,080

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirty-nine weeks ended

	September 30,	October 1,
	2006	2005
Operating activities:
Net income	$895	$1,403
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,382	1,124
Share-based compensation	193	-
Cancellation of registration rights agreement	(70)	-
Effect of changes in:
Inventories	(26,583)	(6,262)
Accounts receivable	(1,498)	(729)
Prepaid expenses and other current assets	(3,336)	(1,185)
Accounts payable	13,944	2,675
Accrued expenses and deferred rent	2,264	1,438
Net cash used in operating activities	(12,809)	(1,536)

Investing activities:
Purchase of property and equipment	(6,267)	(2,425)
Other assets	34	-
Net cash used in investing activities	(6,233)	(2,425)

Financing activities:
Proceeds from public offering of stock, net	12,769	-
Borrowings on credit facility, net	6,331	3,961
Exercise of stock options	24	28
Tax benefit from exercise of stock options	36	-
Principal payments on capital leases	(40)	(93)
Net cash provided by financing activities	19,120	3,896
Net increase (decrease) in cash	78	(65)
Cash, beginning of period	494	1,179
Cash, end of period	$572	$1,114

Supplemental disclosures of cash flow information:
Cash paid for interest	$362	$276
Cash paid for income taxes	2,352	1,352
Supplemental disclosure of non-cash investing and
financing activities:
Property and equipment in accrued expenses and accounts payable	$637	$773
Capital lease obligations incurred	-	301
Issuance of warrants in connection with stock offering	377	-

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. and subsidiary (the "Company"or "Shoe Pavilion, Inc.") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes in conformity with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Annual Report") as filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim report. Interim results are not necessarily indicative of results for the full year. The financial data at December 31, 2005 presented herein is derived from the 2005 Annual Report.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires a fair value measurement of all share-based payments to employees, including grants of employee stock options, and recognition of those compensation expenses in the financial statements. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity or liability instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The share-based compensation expense is required to be measured based on the fair value of the equity or liability instruments issued. In addition, SFAS No. 123R requires the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. Effective the first quarter of 2006, the Company adopted SFAS 123R and recognized compensation expense related to share-based payment transactions using the modified prospective method. (See Note 4).

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides guidance on the implementation of SFAS No. 123R. In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R, the classification of compensation expense, capitalization of compensation costs related to share-based payment arrangements, first-time adoption of SFAS 123R in an interim period and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB No. 107 became effective on March 29, 2005. The Company has adopted SFAS 123R and it now applies the principles of SAB No. 107.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Weighted average number of common shares:
Basic	9,512	6,807	8,865	6,804
Effect of dilutive securities-stock options	-	272	83	276
Diluted	9,512	7,079	8,948	7,080

An aggregate of 887,783 and 292,857 options and warrants for the thirteen and thirty-nine weeks ended September 30, 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The following table shows the effect on net income and earnings per share for the periods ended October 1, 2005, had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure":

	Thirteen weeks ended	Thirty-nine weeks ended

	October 1, 2005	October 1, 2005
Net income, as reported	$293,000	$1,403,000
Deduct stock-based compensation determined under
fair value method, net of related tax benefits	(18,578)	(71,110)
Pro forma net income	$274,422	$1,331,890

Net income per share:
As reported:
Basic	$0.04	$0.21
Diluted	$0.04	$0.20

Pro forma:
Basic	$0.04	$0.20
Diluted	$0.04	$0.19

Disclosures for the periods ended September 30, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

The fair value of stock options granted subsequent to the adoption of SFAS 123R (January 1, 2006) is estimated using the binomial lattice method of option valuation. Assumptions relative to volatility, anticipated forfeitures and exercises are determined at the time of grant and reflected in the lattice-based valuation. Prior to the adoption of SFAS 123R, the fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton ("BSM") option valuation model with the following weighted average assumptions:

Thirty-nine weeks ended

October 1, 2005
Expected volatility	91.18%
Expected dividends	None
Expected term (in years)	8.5
Risk-free interest rate	4.22%

Assumptions relative to the binomial lattice method of option valuation include the expectation that non-executive grantees will exercise all vested stock options once the market price exceeds 200% of the option's exercise price. For executive grantees, it is assumed that they will not exercise their options based on market price per share, but rather will hold the options until one year after they are fully vested. The Company has also assumed a forfeiture rate of 10% for non-executives and 0% for executives. The assumed volatility for valuing the options was 55%. The following table shows the assumptions used:

	Thirteen weeks ended	Thirty-nine weeks ended

	September 30, 2006	September 30, 2006

Expected life in years	4	3 - 4
Stock price volatility	55%	55%
Risk free interest rate	5.31%	4.96%-5.31%
Dividends during term	None	None

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

5. Stock Option Plans

Stock options to purchase the Company's common stock are typically granted at prices equal to the fair market value on the date of grant. Employee stock options generally become exercisable in four equal installments beginning a year from the date of grant and generally expire 10 years from the date of grant. Options granted to non-employee directors generally vest over a one year period. Outstanding stock options are a combination of incentive stock options and non-qualified stock options.

The fair value of each stock option granted prior to adoption of SFAS 123R was estimated on the date of grant using the BSM option valuation model. Subsequent to the adoption of SFAS 123R, the Company has used the binomial lattice method of estimating the fair value of stock options. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's experience. Once the fair value of the options is calculated, the resulting expense is recognized using the graded, or accelerated attribution method consistent with the multiple option valuation approach. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

A summary of the Company's stock option activity during the thirty-nine weeks ended September 30, 2006 is presented in the following table:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(years)	(000)

Outstanding at January 1, 2006	440,500	$ 3.52
Granted	330,500	$ 7.32
Exercised	(29,500)	$ 2.25
Forfeited or expired	(159,406)	$ 5.77
Outstanding at September 30, 2006	582,094	$ 5.12	7.55	$ 1,269

Exercisable at September 30, 2006	229,002	$ 3.98	4.63	$ 760

The aggregate intrinsic value in the table above is before applicable income taxes and is based on the Company's closing stock price of $7.30 as of the last trading day of the period ended September 30, 2006, which would have been received by the optionees had all options been exercised on that date. As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $997,000, which is expected to be recognized over a weighted average period of approximately 2.4 years. During the thirteen weeks ended September 30, 2006, the total intrinsic value of stock options exercised was $89,725. During the thirty-nine weeks ended September 30, 2006, the total intrinsic value of stock options exercised was $152,920.

A summary of the status of the Company's nonvested options as of January 1, 2006, and changes during the thirty-nine weeks ended September 30, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2006	255,000	$ 2.22
Granted	-	$ -
Vested	(52,084)	$ 1.65
Forfeited	(15,000)	$ 1.66
Nonvested at April 1, 2006	187,916	$ 3.68

Nonvested at April 1, 2006	187,916	$ 3.68
Granted	180,500	$ 3.79
Vested	(21,296)	$ 3.81
Forfeited	-	$ -
Nonvested at July 1, 2006	347,120	$ 3.08

Nonvested at July 1, 2006	347,120	$ 3.08
Granted	150,000	$ 3.71
Vested	(12,122)	$ 3.79
Forfeited	(131,906)	$ 3.52
Nonvested at September 30, 2006	353,092	$ 3.17

During the thirteen and thirty-nine weeks ended September 30, 2006, the total fair value of options vested was $60,933 and $193,370, respectively.

The Company issues new shares of common stock upon the exercise of stock options.

As of September 30, 2006, there were 360,635 shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of September 30, 2006, is as follows:

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
				Contractual	Exercise		Exercise
Range of Exercise Prices			Number	Life (in years)	Price	Number	Price

$ 1.03	-	$ 1.22	10,000	1.6	$ 1.12	10,000	$ 1.12
$ 1.28	-	$ 1.28	100,000	7.4	$ 1.28	50,000	$ 1.28
$ 1.81	-	$ 1.95	92,500	6.2	$ 1.93	57,500	$ 1.92
$ 2.25	-	$ 7.00	97,666	3.4	$ 6.25	93,916	$ 6.32
$ 7.08	-	$ 7.52	281,928	9.7	$ 7.29	17,586	$ 7.52
$ 1.03	-	$ 7.52	582,094	7.6	$ 5.12	229,002	$ 3.98

6. Legal Proceedings

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

7. Off-Balance Sheet Financing

The Company has obtained documentary and standby letters of credit from Wells Fargo Retail. These letters of credit are used to guarantee payments to various third parties. The total of these letters of credit was $1,089,115 at September 30, 2006. When the Company receives the related goods or services, the Company records the liability. When the liability is paid, the related letters of credit are cancelled.

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

Overview

Shoe Pavilion, Inc., a Delaware corporation, is an independent off-price branded footwear retailer in the Western and Southwestern United States. As of September 30, 2006, the Company operated 100 stores located throughout California, Washington, Oregon, Arizona, Nevada, Texas and New Mexico. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the branded footwear market. The Company offers a broad selection of quality designer label and branded footwear, typically at 20% to 60% below regular department store prices for the same shoes, in a convenient self-service format.

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

The Company's growth strategy had historically focused on the Western United States, but now includes opening new stores throughout the Southwestern United States as suitable locations are found. For fiscal 2006, the Company expects to open twenty-four new stores, by adding stores in existing markets, expanding into new Texas markets and going into New Mexico for the first time. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and quality brand merchandising at competitive prices. Over the last several years, the Company has focused on closing its smaller stores and replacing them with larger stores in more attractive locations. The average square footage of these new stores has been and is expected to continue to be approximately 18,000 to 20,000 square feet. As a result, the Company expects the average size of its stores to increase for the foreseeable future.

The Company plans to continue to strengthen its position as an independent off-price branded footwear retailer by pursuing the following three primary strategies for growth in sales and profitability - continue to expand and improve its store base, leverage its operating model and enhance merchandising.

Results of Operations

Thirteen Weeks Ended September 30, 2006 Compared to Thirteen Weeks Ended October 1, 2005.

The following tables set forth statements of income data and relative percentages of net sales for the thirteen weeks ended September 30, 2006 and thirteen weeks ended October 1, 2005 (dollar amounts in thousands).

	Thirteen weeks ended
	September 30,		October 1,
	2006		2005		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$ 31,778	100.0%	$ 24,820	100.0%	$ 6,958	28.0%
Cost of sales and related occupancy expenses	21,749	68.4%	16,432	66.2%	5,317	32.4%
Gross profit	10,029	31.6%	8,388	33.8%	1,641	19.6%
Selling, general and administrative expenses	10,376	32.7%	7,762	31.3%	2,614	33.7%
(Loss) income from operations	(347)	(1.1%)	626	2.5%	(973)	(155.4%)
Interest expense	(187)	(0.6%)	(145)	(0.6%)	(42)	29.0%
Other income	-	0.0%	1	0.0%	(1)	(100.0%)
(Loss) income before income taxes	(534)	(1.7%)	482	1.9%	(1,016)	(210.8%)
Income tax benefit (expense)	216	0.7%	(189)	(0.8%)	405	(214.3%)
Net (loss) income	(318)	(1.0%)	293	1.2%	(611)	(208.5%)

Net Sales. Net sales for the thirteen week period ended September 30, 2006 increased by 28.0%, or $7.0 million, to $31.8 million from $24.8 million in the thirteen week period ended October 1, 2005. The sales increase was due to the addition of seven new stores and a comparable store sales increase of 3.7%. Comparable store sales are based upon stores open at least 13 consecutive months.

Gross Profit. Cost of sales includes landed merchandise and occupancy expenses. Gross profit for the thirteen week period ended September 30, 2006 increased by 19.6%, or $1.6 million, to $10.0 million from $8.4 million in the thirteen week period ended October 1, 2005, primarily as a result of increased sales. As a percent of sales, gross profit decreased to 31.6% for the thirteen week period ended September 30, 2006 from 33.8% in the thirteen week period ended October 1, 2005, due to higher occupancy expenses of 2.1%, primarily related to new stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirteen week period ended September 30, 2006 increased by 33.7%, or $2.6 million, to $10.4 million from $7.8 million in the thirteen week period ended October 1, 2005. The increase is primarily from expenses related to additional stores, which resulted in approximately $850,000 in store salaries, $490,000 in advertising, $250,000 in utilities and $150,000 in freight expenses. As a percent of sales, SG&A expenses increased to 32.7% for the thirteen week period ended September 30, 2006 from 31.3% in the thirteen week period ended October 1, 2005. The increase as a percent of sales is primarily due to increases of 0.6% in advertising, 0.4% in utilities and 0.4% in warehouse fees, partially offset by savings of 0.3% in corporate salaries.

Interest Expense. Interest expense for the thirteen week period ended September 30, 2006 increased by 29.0%, or $42,000, to $187,000 from $145,000 in the thirteen week period ended October 1, 2005, due to a higher average interest rate and increased borrowings under the Company's Revolving Credit Facility during the thirteen week period ended September 30, 2006 compared to the thirteen week period ended October 1, 2005.

Income Tax Benefit. The Company's effective income tax rate increased to 40.4% from 39.2%, due primarily to the effect of incentive stock options that were issued in prior years. Because the Company adopted SFAS 123R effective January 1, 2006, it began recognizing compensation expense that corresponds to the vesting of stock options. Most of the options that are now vesting are incentive stock options. The compensation expense recorded for the vesting of this type of option is not deductible for income tax purposes. As a result, income tax as a percentage of taxable income increased.

Thirty-nine Weeks Ended September 30, 2006 Compared to Thirty-nine Weeks Ended October 1, 2005.

The following tables set forth statements of income data and relative percentages of net sales for the thirty-nine weeks ended September 30, 2006 and thirty-nine weeks ended October 1, 2005 (dollar amounts in thousands).

	Thirty-nine weeks ended
	September 30,		October 1,
	2006		2005		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$ 90,470	100.0%	$ 73,048	100.0%	$ 17,422	23.9%
Cost of sales and related occupancy expenses	60,217	66.6%	47,821	65.5%	12,396	25.9%
Gross profit	30,253	33.4%	25,227	34.5%	5,026	19.9%
Selling, general and administrative expenses	28,284	31.3%	22,539	30.9%	5,745	25.5%
Income from operations	1,969	2.2%	2,688	3.7%	(719)	(26.7%)
Interest expense	(468)	(0.5%)	(381)	(0.5%)	(87)	22.8%
Other income	-		1	0.0%	(1)	(100.0%)
Income before income taxes	1,501	1.7%	2,308	3.2%	(807)	(35.0%)
Income tax expense	(606)	(0.7%)	(905)	(1.2%)	299	(33.0%)
Net income	895	1.0%	1,403	1.9%	(508)	(36.2%)

Net Sales. Net sales for the thirty-nine week period ended September 30, 2006 increased by 23.9%, or $17.4 million, to $90.5 million from $73.0 million in the thirty-nine week period ended October 1, 2005. The sales increase was due to the addition of 15 new stores and a comparable store sales increase of 2.0%. Comparable store sales are based upon stores open at least 13 consecutive months.

Gross Profit. Cost of sales includes landed merchandise and occupancy expenses. Gross profit for the thirty-nine week period ended September 30, 2006 increased by 19.9%, or $5.0 million, to $30.3 million from $25.2 million in the thirty-nine week period ended October 1, 2005, primarily as a result of increased sales. As a percent of sales, gross profit decreased to 33.4% for the thirty-nine week period ended September 30, 2006 from 34.5% in the thirty-nine week period ended October 1, 2005, due to higher occupancy expenses of 2.1%, primarily related to new stores, partially offset by improved selling margins of 1.0%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirty-nine week period ended September 30, 2006 increased by 25.5%, or $5.7 million, to $28.3 million from $22.5 million in the thirty-nine week period ended October 1, 2005. The increase is primarily from expenses related to additional stores, which resulted in approximately $2.2 million in store salaries, $610,000 in advertising and $500,000 in utilities. The Company also incurred $194,000 in legal fees related to the defense and settlement of a lawsuit. As a percent of sales, SG&A expenses increased to 31.3% for the thirty-nine week period ended September 30, 2006 from 30.9% in the thirty-nine week period ended October 1, 2005. The increase as a percent of sales is primarily due to increases of 0.3% in contract warehouse fees, 0.2% in store salaries and 0.2% in utilities, partially offset by savings of 0.2% in advertising.

Interest Expense. Interest expense for the thirty-nine week period ended September 30, 2006 increased by 22.8%, or $87,000, to $468,000 from $381,000 in the thirty-nine week period ended October 1, 2005, due to a higher average interest rate and increased borrowings under the Company's Revolving Credit Facility during the thirty-nine week period ended September 30, 2006 compared to the thirty-nine week period ended October 1, 2005.

Income Tax Expense. The Company's effective income tax rate increased to 40.4% from 39.2%, due primarily to the effect of incentive stock options that were issued in prior years. Because the Company adopted SFAS 123R effective January 1, 2006, it began recognizing compensation expense that corresponds to the vesting of stock options. Most of the options that are now vesting are incentive stock options. The compensation expense recorded for the vesting of this type of option is not deductible for income tax purposes. As a result, income tax as a percentage of taxable income increased.

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

During the thirty-nine week period ended September 30, 2006, the Company opened seven stores in Texas, five stores in California, one store in Washington, one store in Oregon and one store in New Mexico. Additionally, the Company introduced new brands and key product lines such as men's and women's casual and active shoes, as well as men's and women's sandals. To open the stores and supplement existing footwear offerings required an increase in overall inventory of $26.6 million. The increase also reflects the build-up of seasonal inventory. Additional costs of opening the stores included investing $6.3 million in fixed assets such as signage, racks for shoes, sales counters, point-of-sale computers and software and other tenant improvements.

The activities described above resulted in a net use of cash in operating activities of $12.8 million for the thirty-nine week period ended September 30, 2006, compared to $1.5 million for the thirty-nine week period ended October 1, 2005. Furthermore, the additional purchase of fixed assets, primarily for capital expenditures, resulted in cash used in investing activities of $6.2 million for the thirty-nine week period ended September 30, 2006, compared to $2.4 million for the thirty-nine week period ended October 1, 2005. The Company opened fifteen stores and closed four stores for the thirty-nine week period ended September 30, 2006 compared to nine stores opened and six stores closed for the thirty-nine week period ended October 1, 2005.

On March 29, 2006, the Company completed a public offering of 2 million shares of its common stock. The net proceeds to the Company from this sale were $12.8 million and were used to finance the opening of new stores and the purchasing of inventory.

On March 15, 2006, the Company and Wells Fargo Retail Finance LLC ("Lender") amended and extended the Company's Revolving Credit Facility to allow for maximum borrowing of $20 million, which the Company has the option to increase to $30 million. On October 11, 2006, the Company partially exercised the option and increased the Revolving Credit Facility to $25 million. The new amendment expires April 18, 2011. At September 30, 2006, the Company had in excess of $4.7 million available under the amended Revolving Credit Facility. The Company currently is in compliance with the covenants of the Revolving Credit Facility. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

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

Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue. Gift certificates are carried as a liability when sold and revenue is recognized when the gift certificate is redeemed or when redemption becomes remote. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed.

Inventory Valuation. Merchandise inventories are stated at the lower of average cost or market, after recognition of shrinkage allowance. The Company adjusts inventory based on historical experience and current information in order to assure that inventory is recorded properly at the lower of cost or market. The factors the Company considers include current sell through, seasonality and length of time held in inventory. The amount ultimately realized from the sale of the Company's inventory could differ materially from its estimates.

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

Evaluation of Disclosure Controls and Procedures

During the preparation of its Quarterly Report on Form 10-Q for the thirteen weeks ended September 30, 2006, the Company evaluated the design and operating effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of its management, pursuant to Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Quarterly Evaluation of Changes in Internal Controls over Financial Reporting

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any change occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. Based on that evaluation, the Company's management concluded that there was a material change during the third quarter.

In the course of evaluating the design and operating effectiveness of the Company's disclosure controls and procedures during the first quarter, management identified the following deficiencies that increased the likelihood of potential material errors in the Company's financial reporting: (i) an insufficient number of accounting and finance personnel with the appropriate depth of experience, and (ii) a need for a more formalized process to identify, analyze and record significant financial information and transactions in conformity with current accounting literature.

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

Because the Company's stores are concentrated in the western part of the United States, it is subject to regional risks. Currently, most of the Company's stores are located in California and the balance are located in Washington, Oregon, Arizona, Nevada, New Mexico and Texas. Accordingly, the Company is subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. When the region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on the Company's sales and profitability and this could also affect the Company's ability to implement its planned growth. In addition, many of the Company's vendors rely on the Ports of Los Angeles and Long Beach to process the Company's shipments. Any disruption or congestion at the ports could impair the Company's ability to adequately stock its stores. Several of the Company's competitors operate stores across the United States and, thus, are not as vulnerable as the Company to such regional risks.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

Exhibits:

10.1 Employment agreement between Shoe Pavilion, Inc. and Bruce Ross dated July 7, 2006.      PDF

31.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF

31.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of of 2002.      PDF

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2006.

SHOE PAVILION, INC., as Registrant

/s/ BRUCE ROSS
Bruce Ross
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)