Form 10-K
period 2006-12-30
SHOE PAVILION INC
filed 2007-03-08
CIK 1051009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

(818) 907 9975
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share (Title of Class)	NASDAQ Global Market (Title of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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
YES    ☐        NO    ☒

      The aggregate market value of the Common Stock held by non-affiliates of the registrant as of July 1, 2006, was approximately $48.2 million based upon the closing sale price for the registrant's Common Stock on that date.

      The number of shares of the registrant's Common Stock outstanding as of March 6, 2007: 9,538,552.

      Documents incorporated by reference: Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 30, 2006.

     PDF provided as courtesy

Shoe Pavilion, Inc.

PART I

This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or representing management's beliefs about, our future strategies, operations and financial results, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the Company. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may not prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict and could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting retail market conditions, our ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management's ability to negotiate acceptable lease terms and maintain supplier and business relationships and open new stores in a timely manner. Other risks and uncertainties include those described in this Form 10-K under "Item 1A. Risk Factors," as well as those discussed elsewhere in this Annual Report.

Item 1. Business

Company Overview

Shoe Pavilion is an independent off-price footwear retailer with locations in the Western and Southwestern United States. As of December 30, 2006, we operated 108 stores in Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico. We were among the first footwear retailers on the West Coast to expand the off-price concept into the branded footwear market. We offer a broad selection of quality designer label and branded footwear, typically at 20% to 60% below regular department store prices, in a convenient self-service store format.

We are positioned in the retail market between discount and department stores. Unlike discount stores, we offer designer label and branded footwear that, in our opinion, has long-term customer appeal. As a result, we appeal to quality, style and designer label-oriented customers with relatively higher spending power. Unlike department stores, our prices are designed to appeal to value-oriented consumers seeking quality branded footwear typically found at department stores or branded retail outlets at higher everyday prices.

Our stores are strategically located in strip malls, outlet centers, large format retail centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. Our stores averaged approximately 12,500 square feet in 2006. On average, over 20,000 pairs of shoes from over 100 brands are displayed on the selling floor at most of our stores, compared to a significantly smaller product offering at typical department stores. Over the last several years, we have focused on closing smaller stores and replacing them with larger stores in more attractive locations.  Our goal is to become a leading retailer of value-priced branded footwear in the United States.

For the twelve months ended December 30, 2006, we generated $131.3 million in revenue and $4.1 million in income from operations. For the twelve months ended December 30, 2006, we grew our store base and net sales 21.3% and 28.1%, respectively, compared to the twelve months ended December 31, 2005. In fiscal year 2006, we opened 24 new stores and expanded into new markets in Texas and New Mexico. The average square footage of these 24 new stores is approximately 21,000 square feet.

Industry and Competition

The footwear retail industry can be divided into three categories: fashion, performance and leisure. The distribution and sale of footwear occurs through various sales channels, which can be grouped into high, moderate and value-priced segments. Over the last few decades, the value-priced distribution channel, which consists of discount stores, factory outlets and off-price retailers, has become more prominent.

We believe that the growth in the value-priced segment is driven by consumers who have become more value-oriented and time-constrained. As a result, convenience, selection and availability have become significant factors in consumer purchasing decisions. We believe the ability to provide branded footwear is essential to attracting consumers into our stores.

We compete with off-price and discount retailers (e.g., Nordstrom Rack, Payless Shoe Source, Ross Dress for Less and Famous Footwear), branded retail outlets (e.g., Nine West, Reebok and adidas), national and regional retail stores (e.g., DSW Shoe Warehouse, Nordstrom, Marshalls, Macy's, Sears, J.C. Penney, Loehmann's and Mervyn's), as well as traditional shoe stores and mass merchants.

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

Broad Selection of Branded Product Offerings

Our broad selection of quality designer label and branded footwear product offerings distinguishes us from other retailers and serves to attract first time buyers and consumers who otherwise might shop at more expensive department stores or branded retail outlets. In addition, our selection of in-season merchandise and branded products distinguishes us from discount outlets, which typically offer only limited selections of branded footwear. We carry primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for our channel). Our typical store carries approximately 20,000 pairs of shoes from approximately 100 brands compared to significantly smaller product offerings at a typical department store or branded retail store. In order to increase the likelihood of our customers finding the right shoes at an attractive price, we tailor our merchandise from store to store to accommodate local consumer preferences, we opportunistically purchase in-season styles and branded footwear, and we purchase and receive new merchandise on a weekly basis. We also track sales trends and take advantage of a flexible buying process that enables us to make in-season purchases as compared to department stores that typically make large purchases at the beginning of a season.

Established Vendor Relationships

We have established a strong and mutually beneficial relationship with the shoe vendor community due to our ability to move quickly and decisively when procuring products. As a result, we have been able to negotiate favorable terms and prices by eliminating the vendor's exposure to the risk of returns and by not seeking typical retail concessions such as promotional and markdown allowances. Furthermore, we have been able to negotiate favorable prices with vendors by ordering merchandise during off-peak production periods and taking delivery at one central warehouse. By purchasing from over 100 vendors, we have a wider selection of suppliers, and we can choose to purchase from the vendors that are most competitively priced at any given point in time. These established relationships also allow us to make frequent and opportunistic purchases of in-season branded footwear, enabling us to maintain a large selection of merchandise reflecting current styles.

Convenient and Flexible Store Layout

Our self-service store layout provides a convenient shopping experience for our customers and can be modified quickly in order to maximize our ability to sell merchandise. In our self-service format, inventory is stored directly under a displayed shoe, thereby eliminating the need for a stockroom and significantly increasing retail floor space. Moreover, this format allows customers to locate all available sizes of a particular shoe and to try them on for comfort and fit without a salesperson's assistance, allowing customers to browse and make independent purchasing decisions without feeling rushed or pressured into making a decision too quickly. Our store layouts can be easily reconfigured to accommodate new merchandise mixes and adapted to a variety of store sizes, which enables us to open new stores quickly once merchandise is delivered.

We organize most of our stores on a single level, which allows customers to view the entire store and product offerings as they enter and move quickly to the area where their desired styles are located. Signs help direct customers quickly to the merchandise they are seeking. Our interiors are well lit, with spacious aisles to allow ease of movement throughout the store. We group together similar styles such as dress, casual, seasonal and athletic merchandise. In order to maintain an exciting and changing shopping environment, we place newer in-season merchandise at the front of our stores, while older merchandise and clearance sale products are placed in the back.

Low-cost Business Model

Our low-cost business model allows us to offer our customers quality products at attractive prices. Our business model is based on self-service format stores, which reduce staffing and maintenance costs, and geographic clustering of our stores, which spreads expenses related to management and distribution across a number of stores. Clustering also enables us to cost effectively use television advertising in our markets to gain exposure and drive more traffic into our stores. In addition, we maintain low operating costs by outsourcing our warehouse and distribution operations, purchasing large blocks of merchandise from manufacturers at significant discounts and maintaining a lean management structure.

Strategic Real Estate Locations

Our stores are strategically located in strip malls, outlet centers, large format retail centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. Because of our focus on designer and branded footwear, we typically open stores in close proximity to other off-price retailers, which helps increase consumer traffic in our stores and consumer awareness of our brand. Due to our flexible store format, we have the ability to accommodate a variety of store sizes, which allows us to take advantage of attractive lease terms on an opportunistic basis.

Growth Strategy

We plan to continue to strengthen our position as an independent off-price branded footwear retailer by pursuing the following three primary strategies for growth in sales and profitability - expand and improve our store base, leverage our operating model and enhance our merchandising.

Expand and Improve Store Base

We believe our off-price branded footwear retail concept has broad national appeal and provides substantial opportunity for new store expansion in our existing and new markets. Our long-term strategy is to improve our penetration in existing markets and expand into new geographic markets while increasing our average store size to benefit from economies of scale. We plan to continue focusing on opening new stores in high traffic locations such as large format retail centers. We opened 10 new stores in fiscal year 2005 with an average store size of approximately 14,500 square feet. We opened 24 new stores in fiscal year 2006 with an average store size of approximately 21,000 square feet, and expanded into new markets in Texas and New Mexico. In fiscal year 2007, we plan to open 20 to 25 new stores, with an estimated average of approximately 18,000 to 20,000 square feet. We also plan to continue closing our smaller stores as the leases expire and replacing them with larger stores in more attractive locations.

Generally, we have found that a newly-opened store takes approximately three years to achieve its optimum selling potential. As of December 30, 2006, 37% of our stores (40 out of 108 stores) were less than three years old. As of December 31, 2005, 22% of our stores (20 out of 89 stores) were less than three years old. We currently estimate that by the end of fiscal year 2007 that approximately 47% of our stores (59 out of 126 stores) will be less than three years old. This accelerated roll out of the new larger format stores (18,000 to 20,000 square feet) will put near-term downward pressure on our gross margin and operating income as a percentage of net sales, due to an increase in occupancy costs resulting from the rapid increase in the number of immature stores as a percentage of our total store base. We believe that as our store base matures in the years ahead, our gross margin and operating income will improve and both will increase as a percentage of net sales.

Leverage Operating Model

As we continue to expand our store base through the clustering of multiple stores in a geographic region, we believe we will improve our profitability by increasing our market presence and brand awareness and reducing per store operating costs by leveraging our cost structure, particularly in the areas of advertising, regional management, distribution and overhead functions. In addition, we have found that our strategy of clustering stores in the markets in which we operate facilitates better recruitment and training of employees. Clustering our stores also improves our ability to secure prime real estate locations on attractive terms through increased relationships with lessors and real estate brokers. In connection with our focus on improving operating and financial performance, we intend to continue investing in our infrastructure. In particular, we believe continued investment in information systems will enhance the efficiency of our operations through superior merchandise planning and allocation, inventory management and distribution functions.

Enhance Merchandising

We intend to increase our sales of merchandise and average transaction value by continually refining the selection and mix of our footwear and apparel merchandise. We intend to use our vendor relationships to increase the quality and breadth of our product offerings and to keep our product mix current with merchandise that is popular and in demand by continually reviewing new merchandise styles and actively monitoring the sell-through rates in each of our stores. We plan to continue to focus on refining our marketing efforts in the areas of advertising and promotions. In addition, accessories have proven to be very successful in our larger store formats and provide incremental items to our customers' sale transactions. Our objective is to offer complementary accessories and apparel that provides the same brand/value equation that is the foundation of our footwear strategy. Additionally, our store format allows for flexibility in being able to display a wide variety of footwear and accessories.

Retail Store Base

Store Locations

As of December 30, 2006, we operated 108 stores in the Western and Southwestern United States, with locations throughout Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico. We lease all of our stores, with leases expiring between 2007 and 2017, with the exception of one lease expiring in 2021. We have the option to renew most of our leases. The following table summarizes the number of stores in each region for the last three fiscal years:

	Fiscal Year Ended,
	2006	2005	2004

Washington	10	9	9

Oregon	4	4	5

Northern California	33	29	29

Southern California	42	38	38

Arizona	7	6	4

Nevada	3	3	-

Texas	8	-	-

New Mexico	1	-	-

Total	108	89	85

Store Size

Our 108 stores occupy an aggregate of approximately 1,350,000 square feet of space. The average store size is approximately 12,500 square feet. Over the last several years, in an effort to increase sales and improve our comparable store sales performance, we have focused on closing smaller stores as the leases expire and replacing them with larger stores in more attractive locations, resulting in a net growth of approximately 490,000 square feet in store space during fiscal year 2006. Our long-term strategy is to open larger stores in large format retail centers in the range of 18,000 to 20,000 square feet in order to benefit from economies of scale.

Internet Store

Our Internet store allows customers to purchase footwear and accessories online. It also enables potential customers to locate our stores and to determine the availability of specific merchandise. Our Internet store revenues are not material to our revenue or earnings performance.

Growth Plans

In fiscal year 2007, we plan to open 20 to 25 new stores, with an estimated average of approximately 18,000 to 20,000 square feet. We also plan to continue closing our smaller stores as the leases expire and replacing them with larger stores in more attractive locations. We believe that our existing business infrastructure can support our planned growth for the foreseeable future and will not compromise our new store economics. The following table summarizes the store openings and closings for the last three fiscal years:

	Fiscal Year,
	2006	2005	2004

Stores at beginning of period	89	85	84

Stores opened	24	10	6

Stores closed	5	6	5

Stores at end of period	108	89	85

Store closures are generally due to our long-term strategy to replace smaller stores with larger stores in more attractive locations.

We believe that new store openings in our existing markets will further increase our name recognition, which will facilitate expansion into new markets. When entering a new market, we prefer to open multiple locations, thereby creating an immediate market presence and enabling expenses to be spread economically across a number of stores in order to lower per store operating costs. Due to our strategy of not opening new stores in the immediate vicinity of existing stores, we believe we would not be at risk of cannibalizing sales at our existing stores. As part of the planning process, we endeavor to not over-saturate our market in our category of off-price branded shoe retailing. Our experience to date leads us to believe that we can continue our clustering strategy in both existing and new markets. In addition, the flexibility of our business model, combined with our plans to open larger format stores provides us the opportunity to secure additional prime real estate sites.

In fiscal 2006, we opened 24 new stores and expanded into new markets in Texas and New Mexico. The average square footage of these 24 new stores is approximately 21,000 square feet. In fiscal 2007 we expect to open another 20 to 25 new stores with an average of approximately 18,000 to 20,000 square feet.

Generally, we have found that a newly-opened store takes approximately three years to achieve its optimum selling potential. As of December 30, 2006, 37% of our stores (40 out of 108 stores) were less than three years old. As of December 31, 2005, 22% of our stores (20 out of 89 stores) were less than three years old. We currently estimate that by the end of fiscal year 2007 that approximately 47% of our stores (59 out of 126 stores) will be less than three years old. This accelerated roll out of the new larger format stores (18,000 to 20,000 square feet) will put near-term downward pressure on our gross margin and operating income as a percentage of net sales, due to an increase in occupancy costs resulting from the rapid increase in the number of immature stores as a percentage of our total store base. We believe that as our store base matures in the years ahead, our gross margin and operating income will improve and both will increase as a percentage of net sales.

Site Selection

We use brokers to identify potential new store sites. Due to our flexible store format, we are able to adapt to a wide range of store designs and sizes. Before opening a new store, our management team reviews reports on demographics; spending, traffic and consumption patterns; store size, configuration, location and lease terms; and other site and market data. We target real estate locations with high pedestrian traffic and visibility, with new stores sized as appropriate to fit the potential market. Our stores are either freestanding, in a strip mall, in a large format retail center, in a factory outlet mall or in a high traffic downtown shopping zone. We also target suburban locations near other large format, leading retailers, such as Target, Bed Bath & Beyond, The Sports Authority, Best Buy and Marshalls. We select sites that enable us to cluster our stores in strategic geographic markets to enhance our name recognition, lower average per store advertising costs and achieve economies of scale in management and distribution.

New Store Model

After we identify and approve a site, we negotiate the lease terms and begin planning the store layout and design. It typically requires between four and six weeks from the time we take possession of a store to its grand opening. Opening costs for stores are typically minimal, excluding the initial stocking of inventory. We estimate that the average per store cost to open the new stores that we opened during fiscal year 2006, was approximately $830,000. Of this amount, approximately $610,000 was for inventory, $160,000 was for fixtures, equipment and leasehold improvements, and $60,000 was for pre-opening expenses, including advertising. Generally, these costs were partially offset by landlord allowances and contribution. Costs vary from store to store depending on, among other things, the location, size, property condition and the tenant improvement package offered by the landlord. We lease all of our stores and do not own any of the real estate.

Merchandising

We separate our merchandise into four categories - men's, women's and children's footwear and accessories. The three footwear categories include dress, casual and athletic footwear. While shoes are our main focus, we also offer a complementary assortment of accessories, including handbags, hosiery, belts, hats and other accessories. The following table summarizes our merchandise assortment as a percentage of total net sales for the last three fiscal years:

	Fiscal Year Ended,
	2006	2005	2004

Women's	59%	57%	59%

Men's	29%	30%	32%

Children's	7%	7%	6%

Accessories	5%	6%	3%

Total	100%	100%	100%

Our total net sales in the shoe category (women's, men's and children's footwear) were $124.2 million, $96.8 million, and $83.0 million for fiscal years 2006, 2005 and 2004, respectively. Total net sales for accessories were $7.1 million, $5.7 million and $2.8 million for fiscal years 2006, 2005 and 2004, respectively.

Our merchandising group is responsible for planning, purchasing and allocating our merchandise. We maintain a lean management structure, with senior management, including the Chief Executive Officer and the Chief

Operating Officer, involved in the procurement of products for our stores. We use multiple buyers in every product category. Our merchandising process consists of make-up purchases that are planned and purchased in advance for an upcoming season and in-season opportunistic purchasing. Our merchandising group endeavors to be flexible and well positioned to make decisions quickly in order to take advantage of opportunistic purchases as they become available.

We have well established and mutually beneficial relationships with our key vendors, which enables us to maintain a large selection of merchandise reflecting current styles and provides us with access to high quality, in-season merchandise at attractive prices. In addition, we believe our vendors view us as a significant distribution channel for their branded offerings due to our proven ability to move quickly and decisively when purchasing products. As a result, we have been able to negotiate favorable terms and prices by not exposing the vendor to the risk of returns and by not seeking typical concessions such as promotional and markdown allowances. Furthermore, we have been able to negotiate favorable prices by ordering merchandise during off-peak production periods and by taking delivery at our central warehouse. As we continue to expand our store base, we expect to become better able to procure merchandise in larger lots.

In fiscal year 2006, we purchased merchandise directly from over 100 vendors. Approximately 70% to 80% of our purchases are branded make-ups and approximately 20% to 30% are opportunistic purchases of in-season branded footwear. We make purchases from suppliers on an order-by-order basis and have no long-term purchase contracts. Since we have stores in a number of markets in the Western and Southwestern United States, we can accommodate and distribute a wide variety of merchandise that meets the needs of customers in different geographic areas. We believe that the strength and variety of our supplier network mitigates much of our exposure to inventory supply risks. As the number of our stores increases and our sales volume grows, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. In fiscal year 2006, the top ten suppliers accounted for approximately 43% of our inventory purchases and no vendor accounted for more than 8% of total inventory purchases in 2006.

Marketing and Advertising

Our marketing effort targets value conscious consumers seeking designer label and branded footwear. We also target time-constrained customers who want to make shopping decisions independent of a salesperson's assistance. In 2006, we spent approximately $5.9 million in marketing and advertising, representing 4.5% of total net sales. This represented a 22.4% increase from our marketing and advertising expenses of $4.8 million in fiscal year 2005. We occasionally use print advertising, typically at the time of a new store opening. In general, however, we have found print advertising to be less effective than television advertising. We also believe that television advertising benefits all stores in a common viewing market and that television advertising costs will be more effectively and economically leveraged as the number of stores in a specific region increases. Our signage is highly visible at the front and, when appropriate, rear of the store.

Staffing and Operations

We have a relatively lean organizational structure that we believe allows us to keep our business processes simple, straightforward and efficient and to make decisions quickly. As of December 30, 2006, Shoe Pavilion had approximately 512 full-time employees and 629 part-time employees. Due to the seasonal nature of our business, the number of part-time employees fluctuates depending on our needs. None of our employees are represented by a labor union.

Distribution

In February 2002, we engaged Gilbert Companies, an unrelated third-party logistics company, to provide warehousing and distribution services. We believe that outsourcing our distribution allows us to scale to our seasonal needs. Warehousing and distribution are primarily conducted from a facility located in Chino, California. Most of the merchandise purchased is shipped directly from suppliers to this centralized distribution center where it is then processed and shipped to our stores. We believe that Gilbert Companies can accommodate our planned growth for the foreseeable future. We continue to evaluate our warehousing and distribution requirements on an ongoing basis. Our contract with Gilbert Companies may be terminated by us at anytime on 30 days notice.

Management Information and Control System

We have made significant investments, and will continue to do so, in strengthening our information technology systems. Point of sale (POS) operations are handled by a fully-integrated merchandising system maintained at our headquarters office on an IBM iSeries midrange server. In 2006, we improved checkout times by upgrading our POS software and also increased network and systems security at our headquarters office. Furthermore, for new stores opened in 2006, we enhanced communications by providing a real-time email system deployed on standardized hardware. We believe that the upgrades and enhancements, that we have embarked upon in 2007, to our information technology systems, will provide a strong foundation for our future expansion.

Intellectual Property

The "Shoe Pavilion" name and logo are registered trademarks of the Company. We have also registered a number of other trademarks and service marks in the United States. We have strong name recognition in the Western and Southwestern United States and we believe that this provides us a competitive advantage. Consequently, we believe it is important to protect our brand identity.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations. Compliance with federal, state and local provisions regulating discharge of materials into the environment has not had, and is not expected to have, a material effect on our financial condition or consolidated results of operations.

Additional Information

We make available free of charge through our website, www.shoepavilion.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are filed with the Securities and Exchange Commission ("SEC").

The public may read any of the items we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding Shoe Pavilion and other issuers that file electronically with the SEC at www.sec.gov.

Executive Officers

Certain information regarding the executive officers of the Company is set forth below:

Name	Age	Position
Dmitry Beinus	54	Chairman of the Board, President and Chief Executive Officer
Robert R. Hall	54	Vice President and Chief Operating Officer
Bruce L. Ross	58	Executive Vice President and Chief Financial Officer

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

Bruce L. Ross - Mr. Ross has served as our Executive Vice President and Chief Financial Officer since July 2006. Prior thereto, from 1994 until February 2006, Mr. Ross served as Executive Vice President and Chief Financial Officer of Guitar Center, Inc.

The Company's executive officers serve at the discretion of the Board of Directors.

Item 1A.   Risk Factors

We may not be able to successfully open new stores at an increased rate compared to the last several years, which could adversely affect our future earnings growth.

A significant element of our growth strategy involves the expansion and improvement of our store base. We intend to open 20 to 25 new stores by the end of fiscal year 2007. The success of our planned expansion will depend significantly on the adequacy of our capital resources as well as our ability to locate suitable store sites and negotiate acceptable lease terms. In addition, there are a number of other factors that could affect our expansion plans, including the ability to:

  build out new store sites on a timely and cost-effective basis;
  hire, train and retain employees; and
  expand and adapt our operational systems to serve a larger number of stores in an expanded geographic region.

There can be no assurance that we will achieve our planned expansion or that any such expansion will be profitable. In addition, there can be no assurance that our expansion within our existing markets will not adversely affect the financial performance of our existing stores or our overall operating results, or that new stores will achieve net sales and profitability levels consistent with existing stores. Because our future revenue growth depends on new store openings, any postponement or reduction in the number of store openings could have a material adverse effect on our growth prospects. In addition, there can be no assurance that the recent shift to larger format stores will produce results in line with our expectations.

If we are unable to successfully implement our growth strategy or manage our growing business, future operating results could be negatively impacted.

No assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on management, information systems, inventory management and distribution facilities. Any failure to timely enhance our operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on our results of operations.

Our comparable store sales and quarterly financial performance may fluctuate for a variety of reasons, which, in turn, may impact the price for our common stock.

Historically, our comparable store sales have fluctuated widely, and we expect them to continue to do so in the future. We define comparable store sales as those stores that have been open for at least 13 consecutive months. For fiscal year 2006, our comparable store sales increased 3.9% from fiscal year 2005. For fiscal year 2005, our comparable store sales increased 6.9% from fiscal year 2004. Because of the wide fluctuations in comparable store sales, investors may have difficulty consistently assessing our growth potential. In addition, fluctuations in our comparable store sales, including any decrease in 2007 comparable stores sales, could adversely impact our revenues, net income and the price of our stock.

Our business is subject to seasonal and quarterly fluctuations which may, in turn, affect the price of our common stock.

We have experienced, and expect to continue to experience, seasonal fluctuations in our net sales and net income. Historically, net sales and net income have been weakest during the first quarter following the holiday season. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the level of net sales contributed by new stores, merchandise mix, the timing and level of price markdowns, availability of inventory, store closures, advertising costs, the success of advertising campaigns, competitive pressures and changes in the demand for off-price footwear. For example, sales in the first half of 2005 benefited from significant rainfall in Southern California and the introduction of new merchandise categories (children's shoes and accessories) in selected store locations. Sales in the first half of 2006 did not benefit from the same factors.

Because our stores are concentrated in the western part of the United States, we are subject to regional risks.

Currently, 75 of our stores are located in California and the balance are located in Washington, Oregon, Arizona, Nevada, Texas and New Mexico. Accordingly, we are subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. When a region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on our sales and profitability and this could also affect our ability to implement our planned growth. In addition, many of our vendors rely on the Ports of Los Angeles and Long Beach as the ports of entry for the merchandise we sell in our stores. Any disruption or congestion at these ports could impair our ability to adequately stock the stores. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.

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

Terrorist attacks or acts of war may seriously harm our business.

Terrorist attacks may cause damage or disruption to our employees, facilities, information systems, vendors and customers, which could significantly impact our net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. Such terrorist attacks could cause ports to or through which we or our vendors receive shipments, such as the Ports of Los Angeles and Long Beach, to be shut down, thereby preventing the delivery of products to our stores. Our geographical focus in the Western and Southwestern United States may make us more vulnerable to such uncertainties than other comparable retailers who may not have similar geographical concentration.

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
  our success in distributing merchandise to our stores in a timely and efficient manner; and

  change in weather patterns, which in turn affect consumer preferences and needs.

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

Our current expansion plan anticipates funding new store openings in 2007 from cash flow, tenant improvement allowances and from borrowings under our revolving credit facility.

We maintain a revolving credit facility with Wells Fargo Retail Finance, LLC that provides for a credit facility of up to $30.0 million, including a $5.0 million sublimit for the issuance of letters of credit. The amount of borrowings under the revolving credit facility may be increased at our option up to a maximum of $50.0 million. Under the terms of this revolving credit facility, we are subject to an annual capital expenditures limit of $10.0 million. In each remaining year of the revolving credit facility, Wells Fargo has indicated that it will adjust our capital expenditure limit based upon our business plan. Inasmuch as Wells Fargo has no obligation to cooperate with us in this regard, there is no assurance that we will be permitted to use the revolving credit facility to make the capital expenditures necessary to fully implement our expansion plans.

Because we do not have long-term purchase agreements with any of our vendors, our ability to purchase quality merchandise under favorable terms and conditions is dependent on our being on good business terms with our vendors.

Our future success will be significantly dependent on our ability to obtain merchandise that consumers want to buy, particularly designer label and branded merchandise with long-term retail appeal, and to acquire such merchandise under favorable terms and conditions. In fiscal year 2006, our largest ten suppliers accounted for approximately 43% of our inventory purchases. The deterioration of our relationship with any key vendor or vendors could result in delivery delays, merchandise shortages or less favorable terms than we currently enjoy. We deal with our suppliers on an order-by-order basis and have no long-term purchase contracts or other contractual assurances of continued supply or pricing. Our footwear purchases typically involve manufacturing make-ups (shoes made exclusively for our channel) and opportunistic purchases. As our operations expand, our need for off-price inventory will continue to increase. Our inability to obtain a sufficient supply of high margin inventory, to negotiate favorable discount and payment agreements with our suppliers or to make opportunistic purchases could have a material adverse effect on our business, financial condition and results of operations.

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

Our corporate information technology infrastructure is essential to our distribution process. If our information technology systems were shut down for any reason, such as a natural disaster, power outage or terrorist attack, or if our information technology systems do not operate effectively, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores. Our insurance coverage may not be invoked or be sufficient to mitigate the financial losses resulting from a disruption in our information technology systems.

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

The retail footwear market is highly competitive, and we expect the level of competition to increase. We compete with off-price and discount retailers (e.g., Nordstrom Rack, Payless Shoe Source, Ross Dress for Less and Famous Footwear), branded retail outlets (e.g., Nine West, Reebok and adidas), national and regional retail stores (e.g., DSW Shoe Warehouse, Nordstrom, Marshalls, Macy's, Sears, J.C. Penney, Loehmann's and Mervyn's), traditional shoe stores and mass merchants. Many of these competitors have stores in the markets in which we now operate and in which we plan to expand. Many of our competitors have significantly greater financial, marketing and other resources than we have. In addition, new participants may enter the off-price segment of the footwear market in the future. Competitive pressures resulting from competitors' pricing policies could have a material adverse affect on our gross margins. As a result, we may face greater competition from other national, regional or local retailers and we may not be able to compete successfully with existing and new competitors. Our inability to effectively respond to such competition could have a material adverse effect on our business, financial condition and results of operations.

Failure to achieve and maintain effective design and operation of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of the design and operation of our internal controls over financial reporting. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective design and operation of internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

The price of our common stock may be volatile.

Our common stock is thinly traded making it difficult to sell large amounts. The market price of our common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of common stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations may adversely affect the market price of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

As of December 30, 2006, we operated a total of 108 retail stores in Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico. Our 108 stores occupied an aggregate of approximately 1,350,000 square feet of space. The average store size is approximately 12,500 square feet. We lease all of our stores, with leases expiring between 2007 and 2017, with the exception of one lease expiring in 2021. We have the option to renew most of our leases. Our corporate offices are located in a 9,100 square foot facility in Sherman Oaks, California.

Item 3.    Legal Proceedings

We are the defendant in a patent infringement action brought by DSW Inc. and DSW Shoe Warehouse, Inc. (collectively "DSW") in the U.S. District Court in Los Angeles, California in October 2006. DSW alleges that we used an original, and now use a redesigned shoe display/storage fixture that infringes its U.S. Patents. We have counterclaimed that the patents are either invalid or not infringed. Initially, DSW moved for a preliminary injunction seeking to halt our use of the redesigned displays until the case was ultimately decided. In late November 2006, the Court denied DSW's request. The Court agreed preliminarily that the redesigned display did not infringe and held that DSW was not likely to prevail on its claims because the patent claims were likely invalid and/or not infringed. We believe that the Court's preliminary ruling is correct and that ultimately we will prevail on the merits. In the unlikely event that we do not ultimately prevail, we believe that damages, if any, will not be significant. In light of the Court's findings in its order denying preliminary injunctive relief, we intend to vigorously defend against DSW's claims and prosecute our counterclaim for declaratory relief.

We are a defendant in two class action lawsuits, one filed on January 22, 2007, and the other filed on February 9, 2007, both in the United States District Court, Central District of California. Both lawsuits have been filed by individuals alleging that we continue to print more than the last five digits and expiration date on credit card receipts in violation of the Fair and Accurate Credit Transaction Act. The first complaint was served on us on January 26, 2007. We have not been served in the second matter as of March 6, 2007. Accordingly, it is premature to address the risk of loss presented by these cases, or the amount or range of potential loss.

From time to time we are party to various routine legal proceedings incidental to normal business activities. We believe that while it is reasonably possible that some of these matters will result in settlements to be paid by us, the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition or results of operations, either due to the nature of the claims, or because we believe that such claims should not exceed the limits of our insurance coverage.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders during the fourth quarter of fiscal year 2006.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

On February 8, 2006, our common stock began trading on the Nasdaq National Market®, now known as the Nasdaq Global Market®, under the symbol SHOE. Prior thereto, our common stock was traded on the Nasdaq Capital Market® under the same symbol. The following table summarizes the range of the highest and lowest sale prices of our common stock for the periods indicated as reported by the Nasdaq:

	High	Low
Fiscal Year 2006

First Quarter	$ 11.00	$ 7.11
Second Quarter	$ 9.22	$ 6.68
Third Quarter	$ 7.34	$ 5.19
Fourth Quarter	$ 7.93	$ 6.50

Fiscal Year 2005

First Quarter	$ 5.83	$ 3.00
Second Quarter	$ 8.12	$ 4.25
Third Quarter	$ 5.48	$ 4.16
Fourth Quarter	$ 8.20	$ 4.40

Approximate Number of Holders of Common Shares

As of March 6, 2007, there were 21 stockholders of record of our common stock.

Dividend Policy

We currently intend to retain earnings for use in the operation and potential expansion of our business and, therefore, do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of any such dividends in the future will depend upon our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, our revolving credit facility restricts our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by security holders	596,500	$ 5.40	312,061
Warrants	292,857	$ 9.06	-
Total	889,357	$ 6.61	312,061

Item 6.    Selected Financial Data

The following tables set forth selected consolidated financial and operating data for the last five fiscal years. This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein.

	Fiscal Year Ended (1)
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Net sales:
Retail	$ 131,305	$ 102,510	$ 85,770	$ 83,566	$ 78,811
Licensed operations	-	-	-	-	4,971
Total net sales	131,305	102,510	85,770	83,566	83,782
Cost of sales and related occupancy expenses	87,264	66,588	55,831	59,870	57,576
Gross profit	44,041	35,922	29,939	23,696	26,206
Selling expenses	28,579	22,369	19,265	20,162	18,366
General and administrative expenses	11,398	8,722	6,930	8,159	7,792
Income (loss) from operations	4,064	4,831	3,744	(4,625)	48
Interest expense, net	(870)	(504)	(350)	(290)	(129)
Income (loss) before income taxes	3,194	4,327	3,394	(4,915)	(81)
Income tax expense (benefit)	1,329	1,694	1,333	(1,983)	(53)
Net income (loss)	$ 1,865	$ 2,633	$ 2,061	$ (2,932)	$ (28)
Net income (loss) available to common stockholders	$ 1,865	$ 2,429	$ 2,061	$ (2,932)	$ (28)

Earnings (loss) per share - basic	$ 0.21	$ 0.36	$ 0.30	$ (0.43)	$ (0.00)
Earnings (loss) per share - diluted	$ 0.20	$ 0.36	$ 0.30	$ (0.43)	$ (0.00)

Weighted average shares outstanding - basic	9,030	6,810	6,800	6,800	6,800
Weighted average shares outstanding - diluted	9,212	7,229	6,909	6,800	6,800

	Fiscal Year Ended (1)
	2006	2005	2004	2003	2002
Consolidated Operating Data:
Number of stores, including licensed shoe departments:
Opened during period (2)	24	10	6	4	12
Closed during period (3)	5	6	5	7	45
Open at end of period	108	89	85	84	87
Comparable store sales increase (decrease) (4)	3.9%	6.9%	3.9%	(3.9)%	(1.0)%

	As of,
	December 30,	December 31,	January 1,	January 3,	December 28,
	2006	2005	2005	2004	2002
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$ 34,108	$ 23,321	$ 19,109	$ 16,618	$ 27,758
Total assets	86,916	52,205	43,140	36,702	41,638
Borrowings under credit agreement	21,223	7,803	6,612	5,045	8,492
Total stockholders' equity	41,158	26,171	20,557	18,494	21,425
  Our fiscal year end is based upon a fifty-two or fifty-three week year ending on the Saturday nearest to December 31st. All references to fiscal years 2006, 2005, 2004, 2003 and 2002 refer to the fiscal years ended December 30, 2006, December 31, 2005, January 1, 2005, January 3, 2004 and December 28, 2002, respectively. Fiscal year 2004, ended January 3, 2004, was a fifty-three week year. All other fiscal years consisted of a fifty-two week year.
  Fiscal year 2002 includes two licensed shoe departments operated pursuant to a license agreement with Gordmans, Inc.
  In June of fiscal year 2002, the license agreement with Gordmans, Inc. was terminated, and we closed all 40 licensed shoe departments.
  We define comparable stores as those stores that have been open for at least 13 consecutive months.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying Management's Discussions and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the consolidated statements of cash flows for the fiscal years ended December 31, 2005 and January 1, 2005 as described in Note 12 to the consolidated financial statements.

This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or representing management's beliefs about, our future strategies, operations and financial results, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the Company. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may not prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict and could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting retail market conditions, our ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management's ability to negotiate acceptable lease terms and maintain supplier and business relationships and open new stores in a timely manner. Other risks and uncertainties include those described in this Form 10-K under "Item 1A. Risk Factors," as well as those discussed elsewhere in this Annual Report.

Overview

Shoe Pavilion is an independent off-price footwear retailer with locations in the Western and Southwestern United States. As of December 30, 2006, we operated 108 stores in Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico. We were among the first footwear retailers on the West Coast to expand the off-price concept into the branded footwear market. We offer a broad selection of quality designer label and branded footwear, typically at 20% to 60% below regular department store prices, in a convenient self-service store format.

We are positioned in the retail market between discount and department stores. Unlike discount stores, we offer designer label and branded footwear that, in our opinion, has long-term customer appeal. As a result, we appeal to quality, style and designer label- oriented customers with relatively higher spending power. Unlike department stores, our prices are designed to appeal to value- oriented consumers seeking quality branded footwear typically found at department stores or branded retail outlets at higher everyday prices.

Our stores are strategically located in strip malls, outlet centers, large format retail centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. Our stores averaged approximately 12,500 square feet in 2006. On average, over 20,000 pairs of shoes from over 100 brands are displayed on the selling floor at most of our stores, compared to a significantly smaller product offering at typical department stores. Over the last several years, we have focused on closing smaller stores as the leases expire and replacing them with larger stores in more attractive locations.  Our goal is to become a leading retailer of value-priced branded footwear in the United States.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events which affect the results of our operations and the reported value of assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results may differ from our estimates.

We believe that our application of accounting policies, and the estimates inherently required therein, are reasonable. We constantly reevaluate these accounting policies and estimates, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and our actual results have not differed materially from those determined by using necessary estimates. Our significant accounting policies are described in Item 8 - Financial Statements and Supplementary Data in Note 2 to the accompanying consolidated financial statements. We believe that the following summarizes critical accounting policies which require significant estimates and assumptions in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize revenue at the time the products are received by our customers in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" as amended by SAB No. 104, "Revenue Recognition". Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register with either cash or credit card.

Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue. Gift certificates are carried as a liability when sold and revenue is recognized when the gift certificate is redeemed or when the likelihood of redemption becomes remote. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed or when the likelihood of redemption becomes remote.

We record a reserve for estimated product returns based on historical return trends. Returns are recorded as a reduction of revenue. At December 30, 2006 and December 31, 2005 the reserve was $175,000 and $118,000, respectively. If actual returns are greater than those projected, additional sales returns reserves may be recorded in the future.

Inventory Valuation. Merchandise inventories are stated at the lower of average cost or market. We adjust inventory based on historical experience and current information in order to assure that inventory is recorded properly at the lower of average cost or market. The factors we consider include current sell through, seasonality and length of time held in inventory. The amount ultimately realized from the sale of our inventory could differ materially from our estimates.

Long-lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We evaluate the carrying value of assets associated with stores which have been open at least 14 consecutive months. We record an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected undiscounted future cash flows. The impairment charge is recorded in general and administrative expenses. Our estimates and assumptions used in the projections are subject to a high degree of judgment and if actual results differ, additional losses may be recorded.

Self-insurance. We record an estimated liability for the self-insured portion of workers' compensation claims based on our historical experience and an evaluation of outstanding claims. On December 1, 2006, we changed to premium based insurance.

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

Income Taxes. Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes result primarily from deferred rent, fixed asset basis differences and differences between inventory valuation for tax purposes and the amount recorded under generally accepted accounting principles ("GAAP").

We provide a valuation allowance when it is more likely than not that some or a portion or the entire deferred tax asset will not be realized. Based upon our history of earnings, we believe that the realization of our deferred tax asset is more likely than not and therefore we have not provided a valuation allowance for our deferred tax asset.

Share-Based Compensation. Effective January 1, 2006, we adopted the Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"). The fair value of stock options granted is estimated at the date of grant using the Black-Scholes-Merton ("BSM") option valuation model. We record stock based compensation as an expense over the vesting period of the stock option.

Results of Operations

Fiscal Year 2006 Compared to Fiscal Year 2005.

 The following table sets forth statement of operations data determined in accordance with GAAP, and the relative percentages of net sales, the percentage increase or decrease, and the dollar increase or decrease for fiscal years 2006 and 2005.

	Fiscal Year Ended,
	2006		2005
	(in thousands, except per share data)
					Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$ 131,305	100.0%	$ 102,510	100.0%	$ 28,795	28.1%
Cost of sales and related occupancy expenses	87,264	66.5%	66,588	65.0%	20,676	31.1%
Gross profit	44,041	33.5%	35,922	35.0%	8,119	22.6%
Selling expenses	28,579	21.8%	22,369	21.8%	6,210	27.8%
General and administrative expenses	11,398	8.7%	8,722	8.5%	2,676	30.7%
Income from operations	4,064	3.1%	4,831	4.7%	(767)	-15.9%
Interest expense, net	(870)	-0.7%	(504)	-0.5%	(366)	72.6%
Income before income taxes	3,194	2.4%	4,327	4.2%	(1,133)	-26.2%
Income tax expense	1,329	1.0%	1,694	1.7%	(365)	-21.5%
Net income	$ 1,865	1.4%	$ 2,633	2.6%	(768)	-29.2%
Net income available to common stockholders	$ 1,865	1.4%	$ 2,429	2.4%	(564)	-23.2%

Earnings per share - basic	$ 0.21		$ 0.36		$ (0.15)	-42.1%
Earnings per share - diluted	$ 0.20		$ 0.36		$ (0.16)	-44.4%

Net Sales - Sales increased $28.8 million, or 28.1%, from $102.5 million for fiscal year 2005 to $131.3 million for fiscal year 2006. The sales growth is the result of increased sales of $18.3 million generated from 24 new stores opened in fiscal year 2006 and a comparable store sales increase of 3.9%, partially offset by a sales reduction of $2.9 million from closed stores. We opened eight new stores in the first half of fiscal year 2006 compared to sixteen new stores opened in the second half of fiscal year 2006. Comparable store sales are based upon stores open at least 13 consecutive months.

Gross Profit - Cost of sales includes landed merchandise and occupancy costs. Gross profit increased $8.1 million, or 22.6%, primarily as a result of increased sales. As a percent of sales, gross profit decreased from 35.0% for fiscal year 2005 to 33.5% for fiscal year 2006. The 1.5% decrease as a percent of sales resulted from higher occupancy expenses of 2.0%, primarily related to our new stores, offset by improved selling margins of 0.5%.

Selling Expenses - Selling expenses increased $6.2 million, or 27.8%, from $22.4 million for fiscal year 2005 to $28.6 million for fiscal year 2006, primarily because of expenses related to additional new stores. The $6.2 million increase in selling expenses is primarily due to increases of $3.3 million in store salaries, $1.1 million in advertising costs, $0.6 million in freight expenses, $0.3 million in payroll taxes and $0.3 million in credit card fees. As a percent of sales, selling expenses were unchanged at 21.8% for fiscal year 2005 and fiscal year 2006. As a percent of sales, advertising costs decreased from 4.7% for fiscal year 2005 to 4.5% for fiscal year 2006.

General and Administrative Expenses - General and administrative expenses increased $2.7 million, or 30.7%, from $8.7 million for fiscal year 2005 to $11.4 million for fiscal year 2006, primarily from expenses related to additional new stores. The $2.7 million increase in general and administrative expenses is primarily due to increases of $0.9 million in utilities costs, $0.6 million in legal and accounting fees, $0.5 million in administrative salaries and $0.3 million in warehouse fees. As a percent of sales, general and administrative expenses increased from 8.5% for fiscal year 2005 to 8.7% for fiscal year 2006. The 0.2% increase as a percent of sales is primarily due to an increase of 0.4% in utilities costs, partially offset by savings of 0.2% in miscellaneous expenses.

Interest Expense - Interest expense increased $0.4 million, or 72.6%, from $0.5 million for fiscal year 2005 to $0.9 million for fiscal year 2006 due to a higher average interest rate and increased borrowings under our revolving credit facility.

Income Tax Expense - The effective income tax rate increased from 39.1% for fiscal year 2005 to 41.6% for fiscal year 2006, primarily as a result of state provision adjustments reconciling the estimated effective rate utilized in the state and federal tax blend.

Fiscal Year 2005 Compared to Fiscal Year 2004.

 The following table sets forth statement of operations data determined in accordance with GAAP, and the relative percentages of net sales, the percentage increase or decrease, and the dollar increase or decrease for fiscal years 2005 and 2004.

	Fiscal Year Ended,
	2005		2004
	(in thousands, except per share data)
					Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$ 102,510	100.0%	$ 85,770	100.0%	$ 16,740	19.5%
Cost of sales and related occupancy expenses	66,588	65.0%	55,831	65.1%	10,757	19.3%
Gross profit	35,922	35.0%	29,939	34.9%	5,983	20.0%
Selling expenses	22,369	21.8%	19,265	22.5%	3,104	16.1%
General and administrative expenses	8,722	8.5%	6,930	8.1%	1,792	25.9%
Income from operations	4,831	4.7%	3,744	4.4%	1,087	29.0%
Interest expense, net	(504)	-0.5%	(350)	-0.4%	(154)	44.0%
Income before income taxes	4,327	4.2%	3,394	4.0%	933	27.5%
Income tax expense	1,694	1.7%	1,333	1.6%	361	27.1%
Net income	$ 2,633	2.6%	$ 2,061	2.4%	572	27.8%
Net income available to common stockholders	$ 2,429	2.4%	$ 2,061	2.4%	368	17.9%

Earnings per share - basic	$ 0.36		$ 0.30		$ 0.06	17.7%
Earnings per share - diluted	$ 0.36		$ 0.30		$ 0.06	22.1%

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

Income Tax Expense - Income tax expense increased $0.4 million from $1.3 million in 2004 to $1.7 million in 2005, representing a change in the effective income tax rate from 39.3% to 39.1%. The increase in the income tax expense was primarily due to the increase in pre-tax income for 2005.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store expansion, relocation and remodeling. Historically, cash flows from operations and available borrowings under our revolving credit facility have met our liquidity needs. Additionally, in March 2006, we sold 2,000,000 shares of our common stock in a public offering at $7.20 per share and received $12.8 million in net proceeds from the offering, of which $0.3 million was from warrants issued to one of the underwriters. We believe that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

Operating Activities

Net cash used in operating activities for fiscal years 2006, 2005 and 2004 was $16.0 million, $0.1 million and $0.4 million, respectively. The net cash used in operating activities in fiscal year 2006 was primarily the result of net income of $1.9 million, adjusted for depreciation and amortization of $1.9 million, increase in accounts payable of $2.1 million, increases in accrued expenses and deferred rent of $4.0 million, offset by an increase in inventory of $21.5 million. The increase in inventory as of December 30, 2006 was primarily attributable to the opening of 24 stores in fiscal year 2006.

Working capital at December 30, 2006 increased to $34.1 million from $23.3 million as of December 31, 2005. The increase was primarily due to using our net income and additional borrowings under our revolving credit facility to open 24 new stores. By opening these stores, we increased our inventories and tenant improvement allowances receivable.

Investing Activities

Capital expenditures for fiscal years 2006, 2005 and 2004 were $10.0 million, $3.8 million and $1.0 million, respectively. Expenditures for fiscal year 2006 was primarily related to leasehold improvements and fixtures and equipment for the 24 new stores of approximately $8.0 million. Expenditures for fiscal year 2005 was primarily related to leasehold improvements and fixtures and equipment for the ten new stores of approximately $2.6 million, the remodel and upgrade of stores of approximately $0.6 million and the costs related to the relocation of two stores of approximately $0.6 million. Expenditures for fiscal year 2004 was primarily related to leasehold improvements and fixtures for the six new stores we opened.

We estimate that capital expenditures for fiscal year 2007 will be approximately $10 - $12 million, net of lease incentives. The actual amount of capital expenditures will depend in part upon the number of stores we open in fiscal year 2007 and the lease incentives received from landlords. The number of stores ultimately opened is in part dependent upon the availability of desirable locations and management's ability to negotiate acceptable lease terms. We plan on opening 20-25 new stores in fiscal year 2007.

Financing Activities

We believe that our current operating cash flow, working capital, cash on hand and borrowings available under our revolving credit facility will be sufficient to meet our obligations in the ordinary course of business over the next 12 months, including capital expenditures and new store openings. Traditionally, we have experienced the largest use of cash from operating activities in the latter part of the third quarter and in the fourth quarter due to the build up of inventory to support the holiday season, resulting in additional borrowings under our revolving credit facility.

Cash provided by financing activities for fiscal years 2006, 2005 and 2004 was $26.2 million, $4.0 million and $1.5 million, respectively. The cash provided by financing activities in fiscal year 2006 primarily relates to the net increase in borrowings under our revolving credit facility and the net proceeds of $12.8 million from a public offering of 2 million shares of our common stock in March 2006. The cash provided by financing activities in fiscal year 2005 primarily relates to the net increase in borrowings under our revolving credit facility, the proceeds from the sale of convertible preferred stock and common stock warrants and the exercise of stock options. The cash provided by financing activities in fiscal year 2004 relates to the net increase in borrowings under our revolving credit facility.

Revolving Credit Facility

We maintain a revolving credit facility with Wells Fargo Retail Finance, LLC that provides for borrowings of up to $30.0 million, including a $5.0 million sublimit for the issuance of letters of credit. The amount of borrowings under the revolving credit facility may be increased at our option up to a maximum of $50.0 million, so long as no event of default has occurred and upon payment of a fee of 0.25% of the amount by which we request that the credit facility be increased. Under the terms of the revolving credit facility, we are subject to an annual capital expenditures limit of $10.0 million. In each remaining year of the revolving credit facility, Wells Fargo has indicated that it will adjust our capital expenditure limit based upon our business plan. Borrowings under the revolving credit facility are based upon a percentage of eligible inventory less certain reserves. The minimum available reserve that we must maintain under the revolving credit facility is 7.5% times the maximum borrowing amount then in effect. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments.

The revolving credit facility contains various restrictive covenants, including a limitation on capital expenditures. The revolving credit facility does not contain any restrictions on disposal of assets or closure of stores other than a restriction prohibiting us from taking action to convey, sell, lease, license, assign, transfer or otherwise dispose of, in one transaction or a series of transactions, all or substantially all of our assets. The revolving credit facility restricts us from incurring additional indebtedness, except to the extent provided in the revolving credit facility, from consigning any of our inventories to third parties under a bill and hold, sale or return, sale on approval or other conditional terms of sales and from making any distribution, declaration or payment of any dividend (in cash or other property, other than common stock).

Borrowings under our revolving credit facility bear interest at the prime rate or London Interbank Offered Rate (LIBOR) plus 1.25% to 1.75%, depending on our average excess availability. The average interest rate on outstanding borrowings at December 30, 2006 was 7.1%. As of December 30, 2006, approximately $5.6 million was available for advances under the revolving credit facility. As of December 30, 2006, we were in compliance with the financial covenants of our revolving credit facility.

The revolving credit facility expires in April 2011 and we have the ability to maintain this debt outstanding for more than one year. However, we have classified our borrowings under the revolving credit facility as a current liability as we are required by the terms of the loan agreement to maintain depository sweep accounts that are used to pay down the revolving credit facility on a daily basis.

Stock Offerings

Public Offering of Common Stock

In March 2006, we sold 2,000,000 shares of our common stock in a public offering at $7.20 per share. In addition to the common stock sold by us, 1,450,000 shares of common stock held by our Chief Executive Officer (the "Selling Stockholder") were sold in the offering. In connection with the offering, we also issued to one of our underwriters warrants to purchase up to 150,000 shares of our common stock at an exercise price of $8.64 per share.

We used the net proceeds received from the offering of $12.8 million to open new stores, purchase inventory and for working capital. We did not receive any proceeds from the sale of 1,450,000 common stock shares by the Selling Stockholder.

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

Contractual and Commercial Obligations

The following table summarizes our significant contractual obligations as of December 30, 2006:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual Obligations:
Operating leases (1)	$ 232,193	$ 27,939	$ 56,188	$ 48,655	$ 99,411
Capital leases (2)	576	183	366	27	-
Revolving credit facility	21,223	21,223	-	-	-
Documentary and stand-by letters of credit	3,180	2,576	604	-	-
Purchase obligations for inventory	17,492	17,492	-	-	-
Service contracts	318	318	-	-	-
Total contractual obligations	$ 274,982	$ 69,731	$ 57,158	$ 48,682	$ 99,411
  As part of our store operating leases, we are responsible for other costs including: insurance, taxes, promotional costs and common area and maintenance costs. These costs have not been included in the total obligations under operating leases. As a percentage of net sales, these costs were 3.9%, 3.3% and 3.7% for fiscal years 2006, 2005 and 2004, respectively.
  Includes imputed interest of 5.9%.

We currently expect that anticipated cash flows from operations and available borrowings under our revolving credit facility will satisfy our cash requirements for at least the next 12 months. Our capital requirements may vary significantly from anticipated needs, depending upon such factors as operating results and the number and timing of new store openings.

If our expenses or capital requirements increase materially or if our cash flows from operations are materially lower than expected, we may need to seek additional financing, which may not be available on attractive terms or at all. See Item 1A. "Risk Factors" for a description of certain factors that may impact our expenses, capital requirements and cash flows from operations.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. We estimate the impact of adopting FIN 48 on our consolidated financial statements to be an adjustment to retained earnings of approximately $0.2 million to $0.3 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks includes changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk - The interest payable on our revolving credit facility is based on variable interest rates and therefore is affected by changes in market rates. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would not be significant. We do not use derivative financial instruments in our investment portfolio and believe that our market risk is insignificant.

Foreign Currency Risks - We did not have any foreign exchange contracts outstanding at December 30, 2006. We make minimal purchases outside of the United States that involve foreign currencies and, therefore, have only minimal exposure to foreign currency exchange risks. We do not typically hedge against foreign currency risks and believe that foreign currency exchange risk is insignificant.

Item 8.    Financial Statements and Supplementary Data

Shoe Pavilion, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shoe Pavilion, Inc.

We have audited the accompanying consolidated balance sheets of Shoe Pavilion, Inc. and subsidiary (the "Company") as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", effective January 1, 2006.

As discussed in Note 12, the accompanying 2005 and 2004 consolidated statements of cash flows have been restated.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 7, 2007

Shoe Pavilion, Inc.

Consolidated Balance Sheets
(In thousands, except share data)

	December 30,	December 31,
	2006	2005
Assets

Current Assets:
Cash and cash equivalents	$ 680	$ 494
Accounts receivable, net of allowances
of $8 (2006) and $124 (2005)	2,430	1,091
Inventories	62,636	41,097
Deferred income taxes	1,034	1,003
Prepaid expenses	3,138	161
Total current assets	69,918	43,846

Property and equipment, net	14,413	5,948
Deferred income taxes and other assets	2,585	2,411
Total	$ 86,916	$ 52,205

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$ 9,753	$ 7,481
Accrued expenses	4,678	5,184
Borrowings under credit agreement	21,223	7,803
Current portion of capitalized lease obligations	156	57
Total current liabilities	35,810	20,525

Deferred rent	9,580	5,300
Long-term portion of capitalized lease obligations	368	209
Total liabilities	45,758	26,034

Commitments and contingencies (Note 5)

Stockholders' Equity:
Preferred stock- $.001 par value; 1,000,000 shares authorized;
0 (2006) and 3,000 (2005) shares issued and outstanding	-	-
Common stock- $.001 par value; 15,000,000 shares authorized;
9,538,552 (2006) and 6,927,771 (2005) shares issued
and outstanding	10	7
Additional paid-in capital	30,069	16,950
Retained earnings	11,079	9,214
Total stockholders' equity	41,158	26,171
Total	$ 86,916	$ 52,205

See notes to consolidated financial statements.

Shoe Pavilion, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Fiscal Year Ended,
	2006	2005	2004

Net sales	$ 131,305	$ 102,510	$ 85,770
Cost of sales and related occupancy expenses	87,264	66,588	55,831
Gross profit	44,041	35,922	29,939
Selling expenses	28,579	22,369	19,265
General and administrative expenses	11,398	8,722	6,930
Income from operations	4,064	4,831	3,744
Interest expense, net	(870)	(504)	(350)
Income before income taxes	3,194	4,327	3,394
Income tax expense	1,329	1,694	1,333
Net income	$ 1,865	$ 2,633	$ 2,061
Net income available to common stockholders (see Note 2)	$ 1,865	$ 2,429	$ 2,061

Earnings per share - basic	$ 0.21	$ 0.36	$ 0.30
Earnings per share - diluted	$ 0.20	$ 0.36	$ 0.30

Weighted average shares outstanding - basic	9,030	6,810	6,800
Weighted average shares outstanding - diluted	9,212	7,229	6,909

See notes to consolidated financial statements.

Shoe Pavilion, Inc.

Consolidated Statements of Stockholders' Equity
(In thousands)

	Common		Convertible Preferred		Additional
	Stock		Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at January 3, 2004	6,800	$ 7	-	$ -	$ 13,967	$ 4,520	$ 18,494

Net income	-	-	-	-	-	2,061	2,061
Exercise of stock options	1	-	-	-	2	-	2
Balance at January 1, 2005	6,801	7	-	-	13,969	6,581	20,557

Net income	-	-	-	-	-	2,633	2,633
Issuance of convertible preferred
stock, net of offering costs of $284	-	-	3	-	2,508	-	2,508
Issuance of warrants	-	-	-	-	138	-	138
Stock-based compensation	-	-	-	-	108	-	108
Exercise of stock options	127	-	-	-	227	-	227
Balance at December 31, 2005	6,928	7	3	-	16,950	9,214	26,171

Net income	-	-	-	-	-	1,865	1,865
Conversion of convertible preferred
stock to common stock	571	1	(3)	-	(1)	-	-
Public offering of stock, net of
offering costs of $765	2,000	2	-	-	12,424	-	12,426
Issuance of warrants	-	-	-	-	345	-	345
Stock-based compensation	-	-	-	-	256	-	256
Exercise of stock options	40	-	-	-	24	-	24
Income tax benefit from stock
option exercise	-	-	-	-	71	-	71
Balance at December 30, 2006	9,539	$ 10	-	$ -	$ 30,069	$ 11,079	$ 41,158

See notes to consolidated financial statements.

Shoe Pavilion, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended,
	2006	2005	2004

		(As Restated,	(As Restated,
		see Note 12)	see Note 12)
Operating activities:
Net income	$ 1,865	$ 2,633	$ 2,061
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation and amortization	1,908	1,558	1,407
Deferred income tax	(360)	(738)	1,517
Asset impairment	-	-	56
Share-based compensation	256	108	-
Tax benefit from exercise of stock options	(71)	-	-
Cancellation of registration rights agreement	(70)	-	-
Other	-	-	6
Effect of changes in:
Inventories	(21,539)	(5,443)	(8,693)
Accounts receivable, net	(1,339)	(960)	12
Prepaid expenses and other assets	(2,726)	1,125	(67)
Accounts payable	2,060	(2,080)	3,627
Accrued expenses and deferred rent	4,012	3,719	(277)
Net cash used in operating activities	(16,004)	(78)	(351)

Investing activities:
Purchases of property and equipment	(9,991)	(3,810)	(1,005)

Financing activities:
Proceeds from public offering of stock, net of underwriting discount of $864	13,191	-	-
Public offering of stock costs	(765)	-	-
Proceeds from the issuance of convertible preferred stock	-	2,792	-
Preferred stock offering costs	-	(284)	-
Proceeds from the issuance of common stock warrants	345	138	-
Issuance of registration rights	-	70	-
Payment of loan costs	(25)	-	-
Borrowings on credit facility, net	13,420	1,191	1,568
Exercise of stock options	24	227	2
Tax benefit from exercise of stock options	71	-	-
Principal payments on capital leases	(80)	(113)	(112)
Net cash provided by financing activities	26,181	4,021	1,458
Net increase in cash and cash equivalents	186	133	102
Cash and cash equivalents, beginning of period	494	361	259
Cash and cash equivalents, end of period	$ 680	$ 494	$ 361

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 712	$ 517	$ 286
Cash paid for income taxes	2,392	1,634	928
Supplemental disclosure of non-cash investing and
financing activities:
Property and equipment in accrued expenses and accounts payable	$ 603	$ 560	$ 197
Capital lease obligations incurred	338	301	184
Cashless exercise of stock options	172	-	-

See notes to consolidated financial statements.

Shoe Pavilion, Inc.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

Shoe Pavilion, Inc. (the "Company"), founded in 1979, is an independent off-price footwear retailer with locations in the Western and Southwestern United States. The Company operates as a single reportable business segment with 108 stores at December 30, 2006 in Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico.

2.  Summary of Significant Accounting Policies

Consolidation Policy - The consolidated financial statements include the Company and its wholly-owned subsidiary, Shoe Pavilion Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

Fiscal Periods - The Company's fiscal year end is based upon a fifty-two or fifty-three week year ending on the Saturday nearest to December 31st. All references herein to fiscal years 2006, 2005 and 2004 refer to the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. December 30, 2006, December 31, 2005 and January 1, 2005 were 52 week years.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to the historical financial statements to conform to the current-year presentation. Reclass relates to the netting of other income with interest expense in the consolidated statement of operations for the years ended December 31, 2005 and January 1, 2005.

Cash and cash equivalents - Cash and cash equivalents represents cash on hand, cash deposits in banks and highly liquid instruments with original maturities of three months or less.

Concentration of Credit Risk - The Company has a concentration of credit risk when cash deposits in banks are in excess of federally insured limits in the event of nonperformance by the related financial institution. However, management does not anticipate nonperformance by these financial institutions.

Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and borrowings under the revolving credit facility approximates their estimated fair values at December 30, 2006 and December 31, 2005, due to the short-term nature of accounts receivable and accounts payable and the floating rate of the revolving credit facility.

Inventory Valuation - Inventories are stated at the lower of average cost or market. The Company adjusts inventory based on historical experience and current information in order to assure that inventory is recorded properly at the lower of average cost or market. The factors the Company considers include current sell through, seasonality and length of time held in inventory. The amount ultimately realized from the sale of the Company's inventories could differ materially from its estimates.

The Company purchases inventory from international and domestic vendors. For fiscal years 2006, 2005 and 2004, the Company's top ten suppliers accounted for approximately 43%, 40% and 44%, of inventory purchases, respectively.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized on the straight-line method over the shorter of the useful lives of the assets or lease term, generally five to ten years.

Long-lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management evaluates the carrying value of assets associated with stores which have been open at least 14 consecutive months. The Company records an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected undiscounted future cash flows. The impairment charge, if any, is recorded in general and administrative expenses. Management's estimates and assumptions used in the projections are subject to a high degree of judgment and if actual results differ, additional losses may be recorded.

Income Taxes - Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes result primarily from deferred rent, fixed asset basis differences and differences between inventory valuation for tax purposes and the amount recorded under generally accepted accounting principles ("GAAP").

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

Self-insurance - The Company records an estimated liability for the self-insured portion of its workers' compensation claims based on its historical experience and an evaluation of outstanding claims. On December 1, 2006, the Company changed to premium based insurance policy.

 Pre-opening Costs - Store pre-opening costs are charged to expense as incurred.

Revenue Recognition - The Company recognizes revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" as amended by SAB No. 104, "Revenue Recognition". Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register with either cash or credit card.

Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue. Gift certificates sold are carried as a liability when sold and revenue is recognized when the gift certificate is redeemed or when the likelihood of redemption becomes remote. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed or when the likelihood of redemption becomes remote.

The Company records a reserve for estimated product returns based on historical return trends. Returns are recorded as a reduction of revenue. At December 30, 2006 and December 31, 2005 the reserve was $175,000 and $118,000, respectively.

Cost of Sales - Cost of sales includes product costs, inbound freight, inventory shrinkage and store occupancy costs. It does not include purchasing, warehousing, distribution costs and inter-store freight transportation, which are included in selling, general and administrative expenses. The Company's gross margin may not be comparable to other retailers as some of these entities include purchasing, warehousing, distribution and inter-store freight transportation expenses in cost of sales. These expenses were approximately $3.9 million, $2.9 million and $2.4 million for fiscal years 2006, 2005 and 2004, respectively.

Advertising Expense - For fiscal years 2006, 2005 and 2004, the Company spent $5.9 million, $4.8 million and $4.3 million, respectively on advertising. Advertising costs are expensed as incurred.

On occasion the Company receives co-operative advertising fees and margin assistance from its suppliers. Co-operative advertising allowances in 2006, 2005 and 2004 were approximately $42,000, $47,000 and $49,000, respectively. These amounts were recorded as a reduction in advertising expense. Margin assistance received for merchandise still in stock is recorded as a reduction in inventory cost for the related merchandise and results in a reduction in cost of sales at the time of sale. Margin assistance received after the related merchandise has been sold is recorded as a reduction of cost of sales in the period negotiations are finalized.

Earnings Per Share - Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding and potentially dilutive common equivalent shares outstanding for the period. Earnings per share for fiscal year 2005 included the effect of the 3,000 shares of Series A Preferred Stock outstanding as of December 31, 2005 using the two-class method.

The following table summarizes the allocation of earnings using the two-class method:

	Fiscal Year Ended,
	2006	2005	2004
	(in thousands)

Net income	$ 1,865	$ 2,633	$ 2,061
Allocation of income to preferred stockholders	-	204	-
Net income available for common stockholders	$ 1,865	$ 2,429	$ 2,061

The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method:

	Fiscal Year Ended,
	2006	2005	2004
	(in thousands)

Weighted average number of shares - basic	9,030	6,810	6,800
Effect of dilutive securities:
Employee stock options	182	276	109
Preferred stock	-	143	-
Weighted average number of shares - diluted	9,212	7,229	6,909

Approximately 343,000, 232,000 and 94,000 options and warrants for fiscal years 2006, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Share-Based Compensation - The Company has two share-based compensation plans: the Amended and Restated 1998 Equity Incentive Plan and the Amended and Restated Non-Employee Director Stock Option Plan.

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

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

The following table shows the effect on net income and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure":

	Fiscal Year Ended,
	2005	2004
	(in thousands, except per share data)

Net income available to common stockholders, as reported	$ 2,429	$ 2,061
Add: Stock-based compensation included
in net income	108	-
Deduct: Stock-based compensation determined under
fair value method, net of related tax benefits	(193)	(106)
Pro forma net income	$ 2,344	$ 1,955

Net income per share:
As reported:
Basic	$ 0.36	$ 0.30
Diluted	$ 0.36	$ 0.30

Pro forma:
Basic	$ 0.34	$ 0.29
Diluted	$ 0.32	$ 0.28

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes-Merton ("BSM") option valuation model.  Upon adoption of SFAS 123R on January 1, 2006, the Company initially used the binomial lattice method of option valuation for options granted through July 2006.  However, upon further review, management determined that the BSM model would be more appropriate over the long-term for the Company and accordingly, options issued after July 2006 were valued using the BSM model.  The difference in valuation results between the two methods was not significant.  The weighted average assumptions used in the models are as follows:

	Fiscal Year Ended,
	2006	2005	2004

Expected volatility	55.0%	62.9%	95.0%
Expected dividends	None	None	None
Expected term (in years)	3.9	6.8	9.2
Risk-free interest rate	5.0%	4.3%	3.3%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on reference to the historical volatility of the Company's stock, adjusted for management's estimate of future volatility. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. We estimate the impact of adopting FIN 48 on our consolidated financial statements to be an adjustment to retained earnings of approximately $0.2 million to $0.3 million.

3. Property and Equipment

The following table summarizes the components of property and equipment:

	Fiscal Year Ended,
	2006	2005
	(in thousands)

Store fixtures and equipment	$ 8,484	$ 5,914
Leasehold improvements	12,219	6,475
Information technology systems	3,017	2,752
Construction-in-progress	1,152	582
	24,872	15,723
Less: accumulated depreciation	(10,459)	(9,775)
	$ 14,413	$ 5,948

4. Financing Agreements

The Company maintains a revolving credit facility with Wells Fargo Retail Finance, LLC that provides for borrowings of up to $30.0 million, including a $5.0 million sublimit for the issuance of letters of credit. The amount of borrowings under the revolving credit facility may be increased at the Company's option up to a maximum of $50.0 million, so long as no event of default has occurred and upon payment of a fee of 0.25% of the amount by which the Company requests that the credit facility be increased. Under the terms of the revolving credit facility, the Company is subject to an annual capital expenditures limit of $10.0 million. In each remaining year of the revolving credit facility, Wells Fargo has indicated that it will adjust the Company's capital expenditure limit based upon its business plan. Borrowings under the revolving credit facility are based upon a percentage of eligible inventory less certain reserves. The minimum available reserve that the Company must maintain under the revolving credit facility is 7.5% times the maximum borrowing amount then in effect. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments.

The revolving credit facility contains various restrictive covenants, including a limitation on capital expenditures. The revolving credit facility does not contain any restrictions on disposal of assets or closure of stores other than a restriction prohibiting the Company from taking action to convey, sell, lease, license, assign, transfer or otherwise dispose of, in one transaction or a series of transactions, all or substantially all of its assets. The revolving credit facility restricts the Company from incurring additional indebtedness, except to the extent provided in the revolving credit facility, from consigning any of its inventories to third parties under a bill and hold, sale or return, sale on approval or other conditional terms of sales and from making any distribution, declaration or payment of any dividend (in cash or other property, other than common stock). As of December 30, 2006, the Company was in compliance with the financial covenants of its revolving credit facility.

Borrowings under the Company's revolving credit facility bear interest at the prime rate or London Interbank Offered Rate (LIBOR) plus 1.25% to 1.75%, depending on the Company's Average Excess Availability. The average interest rate on outstanding borrowings at December 30, 2006 was 7.1%. As of December 30, 2006, approximately $5.6 million was available for advances under the revolving credit facility.

The revolving credit facility expires in April 2011 and the Company has the ability to maintain this debt outstanding for more than one year. However, the Company has classified its borrowings under the revolving credit facility as a current liability as the Company is required by the terms of the loan agreement to maintain depository sweep accounts that are used to pay down the revolving credit facility on a daily basis.

5.  Commitments and Contingencies

Operating Leases - The Company is obligated under operating leases for store locations and equipment. While most of the agreements provide for minimum lease payments and include rent escalation clauses, certain of the store leases provide for additional rentals contingent upon prescribed sales volumes. Additionally, the Company is required to pay common area maintenance and other costs associated with the centers in which the stores operate. Most of the leases provide for renewal at the option of the Company.

The following table summarizes future minimum lease payments required:

Operating
Lease Payments
(in thousands)
Fiscal Year
2007	$ 27,939
2008	28,905
2009	27,283
2010	25,049
2011	23,606
Thereafter	99,411
$ 232,193

Rental expense for fiscal years 2006, 2005 and 2004 was approximately $22.1 million, $15.8 million and $13.5 million, respectively, including contingent rentals of $0.4 million, $0.3 million and $0.4 million, respectively.

Capital Leases - The Company has capital lease arrangements for fixtures and information technology totaling $0.6 million, of which $0.2 million will become due within the next 12 months. Total accumulated depreciation on capital leases is $0.1 million and current year depreciation expense on capital leases is $0.1 million. Future obligations under these non-cancellable capital leases are as follows:

Capital
Lease Payments
(in thousands)
Fiscal Year
2007	$ 183
2008	183
2009	183
2010	27
Thereafter	-
Total obligation	576
Interest	52
Principal	$ 524

Letters of Credit - The Company obtains letters of credit in connection with overseas purchase arrangements. The total amounts outstanding were approximately $2.6 million and $1.6 million as of December 30, 2006 and December 31, 2005, respectively. As of December 30, 2006 and December 31, 2005, the Company also had $0.6 million in standby letters of credit relating to its workers compensation policy and rental agreements.

6. Legal Proceedings

The Company is the defendant in a patent infringement action brought by DSW Inc. and DSW Shoe Warehouse, Inc. (collectively "DSW") in the U.S. District Court in Los Angeles, California in October 2006. DSW alleges that the Company used an original, and now uses a redesigned shoe display/storage fixture that infringes its U.S. Patents. The Company has counterclaimed that the patents are either invalid or not infringed. Initially, DSW moved for a preliminary injunction seeking to halt the Company's use of the redesigned displays until the case was ultimately decided. In late November 2006, the Court denied DSW's request. The Court agreed preliminarily that the redesigned display did not infringe and held that DSW was not likely to prevail on its claims because the patent claims were likely invalid and/or not infringed. The Company believes that the Court's preliminary ruling is correct and that ultimately the Company will prevail on the merits. In the unlikely event that the Company does not ultimately prevail, it believes that damages, if any, will not be significant. In light of the Court's findings in its order denying preliminary injunctive relief, the Company intends to vigorously defend against DSW's claims and prosecute its counterclaim for declaratory relief.

The Company is a defendant in two class action lawsuits, one filed on January 22, 2007, and the other filed on February 9, 2007, both in the United States District Court, Central District of California. Both lawsuits have been filed by individuals alleging that the Company continues to print more than the last five digits and expiration date on credit card receipts in violation of the Fair and Accurate Credit Transaction Act. The first complaint was served on the Company on January 26, 2007. The Company has not been served in the second matter as of March 6, 2007. Accordingly, it is premature to address the risk of loss presented by these cases, or the amount or range of potential loss.

From time to time the Company is party to various routine legal proceedings incidental to normal business activities. The Company believes that while it is reasonably possible that some of these matters will result in settlements to be paid by the Company, the ultimate resolution of these matters will not have a material adverse impact on its business, financial condition or results of operations, either due to the nature of the claims, or because the Company believes that such claims should not exceed the limits of its insurance coverage.

7.  Stockholders' Equity

Public Offering of Common Stock

In March 2006, the Company sold 2,000,000 shares of the Company's common stock in a public offering at $7.20 per share. In addition to the common stock sold by the Company, 1,450,000 shares of common stock held by the Company's Chief Executive Officer (the "Selling Stockholder") was sold in the offering. In connection with the offering, the Company issued to one of the Company's underwriters warrants to purchase up to 150,000 shares of the Company's common stock at an exercise price of $8.64. The warrants expire in March 2009.

The net proceeds of the offering were $12.8 million, of which $345,000 was determined to be the relative fair value of the warrants, $2,000 was recorded as the par value of the common stock issued, and the remaining $12,382,000 was recorded as additional paid-in capital. The Company did not receive any proceeds from the sale of 1,450,000 common shares by the Selling Stockholder. The relative fair value analysis was based on the BSM valuation model with the following assumptions: volatility, 55%; expected dividends, none; expected term, 3 years; and risk free interest rate, 4.2%.

Issuance of Convertible Preferred Stock and Common Stock Purchase Warrants

In October 2005, the Company entered into a Securities Purchase Agreement under which the Company issued and sold to an investor in a private placement 3,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase up to 25 percent of the number of shares of the Company's common stock issuable upon conversion of the Preferred Stock, for a purchase price of $3.0 million. The shares of Preferred Stock were convertible at the option of the investor into an aggregate of 571,428 shares of common stock at a conversion price of $5.25 per share. In January 2006, all shares of Preferred Stock were converted into 571,428 shares of the Company's common stock.

The Warrants entitle the investor to purchase up to 142,857 shares of common stock. Of this total, 71,429 warrants (the "A Warrants") are exercisable at $8.00 per share and 71,428 warrants (the "B Warrants") are exercisable at $11.00 per share. Both warrants expire in October 2008. The funds received from this Convertible Preferred Stock transaction were used for general working capital purposes.

In connection with the private placement, the Company also entered into a Registration Rights Agreement (the "Rights Agreement") with the investor pursuant to which the Company agreed to prepare and file with the SEC within 30 days of the closing a registration statement covering the resale of shares of common stock that were issuable upon conversion of the Preferred Stock and upon exercise of the warrants. The required registration statement was timely filed and declared effective by the SEC in January 2006.

The Company allocated $2.5 million of the net proceeds to additional paid-in capital for the Preferred Stock, $0.1 million to additional paid-in capital for the relative fair value of the warrants, and $0.1 million to accrued liabilities for the fair value of the liability under the Rights Agreement. The Company also reduced additional paid-in capital by approximately $0.3 million for direct offering costs related to this offering. The relative fair value analysis was based on the BSM valuation model with the following assumptions: volatility, 59%; expected dividends, none; expected term, 3 years; and risk free interest rate, 4.1%.

8.  Stock Option Plans

1998 Equity Incentive Plan

In January 1998, the Company's board of directors and stockholders adopted the 1998 Equity Incentive Plan (the "1998 Plan"), pursuant to which an aggregate of 1,000,000 shares of common stock are reserved for issuance to key employees and consultants. The 1998 Plan provides for awards of both nonqualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common stock in the future following the attainment of performance goals determined by the board of directors. At December 30, 2006, there were 289,561 shares available for future grants under the 1998 Plan and options to acquire 206,225 options for shares of common stock were exercisable.

The term of incentive stock options granted under the 1998 Plan may not exceed ten years, or five years for incentive stock options granted to an optionee owning more than 10% of the Company's voting stock. The exercise price of options under the 1998 Plan is equal to the fair market value of the Company's common stock on the date of grant, except if the option is an incentive stock option granted to an employee owning more than 10% of the

Company's voting stock. In that case, the option must have an exercise price equal to or greater than 110% of the fair market value of the Company's common stock on the date the option is granted.

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

1998 Directors Stock Option Plan

In January 1998, the Company's board of directors and stockholders adopted the 1998 Directors Stock Option Plan ("Directors' Plan"), pursuant to which an aggregate of 100,000 shares of common stock were reserved for issuance to non-employee directors of the Company. The Directors' Plan is intended to further the interests of the Company by providing recognition and compensation to its outside directors for their time, effort and participation in the growth and protection of the business. The Directors' Plan provides that, at the time of his or her initial election or appointment to the board of directors, each director who is not an employee of the Company will automatically be granted a nonqualified stock option to purchase 7,500 shares of common stock. In addition, each outside director will automatically be granted a nonqualified option to purchase 2,500 shares of common stock on the date of each annual meeting. The exercise price of all options granted under the Directors' Plan must be equal to the fair market value of the Company's common stock at the time the option is granted. The options vest over one year and the contractual term is six years. The Directors' Plan is administered by a committee consisting of the board of directors. At December 30, 2006, there were 22,500 shares available for future grant and options to acquire 12,500 shares of common stock were exercisable.

Unless provided otherwise in the applicable award agreement, each option shall vest and be exercisable on the first anniversary of the grant date. In the event of a change of control, as defined in the Directors' Plan, all options held by directors shall become fully vested and exercisable.

Summary of Stock Option Plans

A summary of the Company's stock option activity for both plans is presented in the following table:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (years)	(000)

Outstanding at January 3, 2004	247,875	$ 4.14	4.79	$ 1
Granted	345,000	$ 1.57
Exercised	(1,021)	$ 1.94
Forfeited or expired	(75,354)	$ 3.57
Outstanding at January 1, 2005	516,500	$ 2.51	6.99	$ 588
Granted	127,500	$ 5.32
Exercised	(126,750)	$ 1.80
Forfeited or expired	(76,750)	$ 2.59
Outstanding at December 31, 2005	440,500	$ 3.52	6.78	$ 1,975
Granted	380,500	$ 7.35
Exercised	(63,668)	$ 3.08
Forfeited or expired	(160,832)	$ 5.78
Outstanding at December 30, 2006	596,500	$ 5.40	7.41	$ 1,193

Vested and expected to vest
at December 30, 2006	558,723	$ 5.36	7.32	$ 1,139

Exercisable at December 30, 2006	218,725	$ 4.37	5.12	$ 655

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company's average stock price for that day. As of December 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $943,000, which is expected to be recognized over a weighted average period of approximately 2.8 years. The intrinsic value of options exercised in fiscal years 2006, 2005 and 2004 was $271,000, $580,000 and $1,000, respectively.

A summary of the status of the Company's nonvested options as of January 1, 2006 and changes during fiscal year 2006 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2006	255,000	$ 2.24
Granted	380,500	$ 3.70
Vested	(110,821)	$ 2.71
Forfeited	(146,904)	$ 3.35
Nonvested at December 30, 2006	377,775	$ 3.15

During fiscal years 2006, 2005 and 2004, the total fair value of options vested was $301,000, $95,000 and $22,000, respectively. The weighted average grant date fair value of options granted in fiscal years 2006, 2005 and 2004 was $3.70, $3.38 and $1.35, respectively. Compensation expense recorded in fiscal years 2006, 2005 and 2004 related to stock options was $256,000, $108,000 and zero, respectively. The resulting income tax benefit was $71,000 in fiscal year 2006 and zero in fiscal years 2005 and 2004.

The Company issues new shares of common stock upon the exercise of stock options.

Additional information regarding options outstanding as of December 30, 2006, is as follows:

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
				Contractual	Exercise		Exercise
Range of Exercise Prices			Number	Life (in years)	Price	Number	Price

$ 1.03	-	$ 1.95	190,000	6.5	$ 1.57	105,000	$ 1.58
$ 2.25	-	$ 7.00	76,000	1.8	$ 6.58	72,250	$ 6.70
$ 7.08	-	$ 7.08	150,000	9.5	$ 7.08	12,500	$ 7.08
$ 7.52	-	$ 7.57	180,500	9.0	$ 7.53	28,975	$ 7.52
$ 1.03	-	$ 7.57	596,500	7.4	$ 5.40	218,725	$ 4.37

9.  Employee Benefit Plan

The Company maintains a 401(k) Savings Plan (the "Plan"). Employees become eligible to participate in the Plan after completing six months of service and attainment of the age 21. Generally, employees may contribute up to 15% of their compensation or a maximum of $15,500 in accordance with IRC Sections 402(g), 401(k) and 415. The Company may at its sole discretion, contribute and allocate to each eligible participant's account a percentage of the participant's elective deferral contributions. The Company made no contributions to the Plan for fiscal years 2006, 2005 and 2004. The Company's contributions vest over a five-year period.

10. Income Taxes

The following table summarizes the provision for income taxes:

	Fiscal Year Ended,
	2006	2005	2004
	(in thousands)
Current:
Federal	$ 1,412	$ 1,904	$ (244)
State	277	528	60
Total current	1,689	2,432	(184)
Deferred:
Federal	(333)	(573)	1,299
State	(27)	(165)	218
Total deferred	(360)	(738)	1,517
Provision for income taxes	$ 1,329	$ 1,694	$ 1,333

The following table summarizes a reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the Federal statutory rate of 34.0% to income before income taxes:

	Fiscal Year Ended,
	2006	2005	2004

Statutory Federal rate	34.0%	34.0%	34.0%
State taxes, net of Federal benefit	7.5%	5.5%	5.4%
Other	0.2%	(0.4)%	(0.2)%
Effective tax rate	41.6%	39.1%	39.2%

The following table summarizes the components of deferred tax assets (liabilities):

	Fiscal Year Ended,
	2006	2005
	(in thousands)

Current:
Uniform capitalization of inventory costs	$ 641	$ 537
Accrued vacation	149	154
Inventory reserves	388	413
Prepaid expenses	(161)	(16)
State taxes	(69)	(71)
Stock options	78	-
Other	8	(14)
Total current	1,034	1,003

Non-Current:
Deferred state taxes	(160)	(149)
Difference in basis of fixed assets	1,395	1,314
Deferred rent and tenant improvements	1,118	859
Total non-current	2,353	2,024

Net deferred tax asset	$ 3,387	$ 3,027

In accordance with SFAS No. 109, "Accounting for Income Taxes", a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon its history of earnings the Company believes that the realization of its deferred tax asset is more likely than not and therefore has not provided a valuation allowance.

11. Quarterly Financial Data (Unaudited)

The following table summarizes the Company's quarterly financial information for fiscal years 2006 and 2005. The Company has prepared this unaudited information on a basis consistent with its audited consolidated financial statements, reflecting all normal recurring adjustments that it considers necessary for a fair presentation of its financial position and operating results for the fiscal quarters presented. Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(unaudited, in thousands, except per share data)
Fiscal Year 2006
Net sales	$ 27,269	$ 31,422	$ 31,778	$ 40,836
Gross profit	9,272	10,951	10,029	13,789
Net income (loss)	$ 206	$ 1,007	$ (318)	$ 970
Net income (loss) per share:
Basic	$ 0.03	$ 0.11	$ (0.03)	$ 0.10
Diluted	$ 0.03	$ 0.10	$ (0.03)	$ 0.10

Fiscal Year 2005
Net sales	$ 23,299	$ 24,929	$ 24,820	$ 29,462
Gross profit	8,016	8,823	8,388	10,695
Net income	$ 406	$ 704	$ 293	$ 1,230
Net income per share:
Basic	$ 0.06	$ 0.10	$ 0.04	$ 0.17
Diluted	$ 0.06	$ 0.10	$ 0.04	$ 0.16

12. Restatement of Consolidated Financial Statements

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2005, the Company determined that accounts payable incurred in connection with property and equipment expenditures represented a non-cash investing activity that should not have been reflected in the consolidated statements of cash flows until payment of the liabilities had been made. Accordingly, the Company has corrected the classification of the unpaid purchases of property and equipment in the statement of cash flows for the years ended December 31, 2005 and January 1, 2005. The restatement had no effect on previously issued consolidated balance sheets or consolidated statements of operations. Following is a summary of the correction:

Consolidated Statement of Cash Flows
As Previously
	Reported	Adjustment	As Restated

Fiscal Year Ended December 31, 2005
Accounts payable	$ (2,157)	$ 77	$ (2,080)
Accrued expenses and deferred rent	$ 4,159	$ (440)	$ 3,719
Net cash provided by (used in)
operating activities	$ 285	$ (363)	$ (78)
Purchase of property and equipment	$ (4,173)	$ 363	$ (3,810)
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accrued
expenses and accounts payable	$ -	$ 560	$ 560

Fiscal Year Ended January 1, 2005
Accounts payable	$ 3,692	$ (65)	$ 3,627
Accrued expenses and deferred rent	$ (182)	$ (95)	$ (277)
Net cash used in operating activities	$ (191)	$ (160)	$ (351)
Purchase of property and equipment	$ (1,165)	$ 160	$ (1,005)
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accrued
expenses and accounts payable	$ -	$ 197	$ 197

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 30, 2006. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 30, 2006.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the caption "Election of Directors."

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information required by this item is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the captions "Principal Accounting Fees and Services."

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The financial statements listed on the accompanying Index to Consolidated Financial Statements are filed as part of this report.

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

Shoe Pavilion, Inc. (Registrant)
March 7, 2007	By:	/s/ DMITRY BEINUS Dmitry Beinus Chairman, President and Chief Executive Officer
March 7, 2007	By:	/s/ BRUCE L.ROSS Bruce L. Ross Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Dmitry Beinus and Bruce L. Ross, and each of them, their true and lawful attorneys-in-fact, each with full power of substitution, for them in all capacities, to sign any amendments to this Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ DMITRY BEINUS Dmitry Beinus	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2007
/s/ BRUCE L. ROSS Bruce L. Ross	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2007
/s/ PETER G. HANELT Peter G. Hanelt	Director	March 7, 2007
/s/ ANN IVERSON Ann Iverson	Director	March 7, 2007
/s/ RANDOLF KATZ Randolf Katz	Director	March 7, 2007
/s/ MARK J. MILLER Mark J. Miller	Director	March 7, 2007

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Description of Document	Notes

3.1	Certificate of Incorporation of the Registrant, as amended	(1)
3.2	Bylaws of the Registrant	(1)
4.1	Specimen Common Stock Certificate	(1)
10.1	1998 Equity Incentive Plan with forms of non-qualified and incentive stock option agreements	(1)	(C)
10.2	Amended and Restated 1998 Equity Incentive Plan, effective as of March 15, 2006	(2)	(C)
10.3	Directors' Stock Option Plan with form of stock option agreement	(1)	(C)
10.4	Amended and restated Nonemployee Director Stock Option Plan, effective as of March 15, 2006	(2)
10.5	Form of Indemnification Agreement between the Registrant and certain of its officers and directors	(1)
10.6	Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC dated April 18, 2003	(3)
10.7	Security Agreement between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003	(3)
10.8	Stock Pledge Agreement between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003	(3)
10.9	General Continuing Guaranty between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003	(3)
10.10	Amendment Number One to Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC dated September 24, 2004	(4)
10.11	Amendment Number Two and Waiver between the Registrant and Wells Fargo Retail Finance, LLC, dated May 12, 2005	(5)
10.12	Amendment Number Three to Loan and Security Agreement between the Registrant and Wells Fargo Retail Finance, LLC, dated August 11, 2005	(5)
10.13	Amendment Number Four to Loan and Security Agreement between the Registrant and Wells Fargo Retail Finance, LLC, dated March 15, 2006	(2)
10.14	Amendment Number Five to Loan and Security Agreement between the Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC, dated October 30, 2006	(6)
10.15	Amendment Number Six to Loan and Security Agreement between the Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC, dated December 11, 2006	(7)
21.1	List of Subsidiaries	(4)
23.1	Consent of Independent Registered Public Accounting Firm PDF as a courtesy

Exhibit Number	Description of Document	Notes
31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy

(C)	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from the registrant's Form 8-A filed on January 26, 1998
(2)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on March 21, 2006
(3)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on May 12, 2003
(4)	Incorporated by reference from the registrant's Annual Report on Form 10-K filed on March 31, 2005
(5)	Incorporated by reference from the registrant's Quarterly Report on Form 10-Q filed on August 16, 2005
(6)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on November 3, 2006
(6)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on December 13, 2006