Form 10-Q
period 2007-03-31
SHOE PAVILION INC
filed 2007-05-15
CIK 1051009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

      The number of shares of the registrant's Common Stock outstanding as of May 14, 2007 was 9,540,629.

Note: PDF provided as a courtesy

SHOE PAVILION, INC.
Table of Contents to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).
Shoe Pavilion, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31,	December 30,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$542	$680
Accounts receivable	2,103	2,430
Inventories	74,797	62,636
Deferred income taxes	1,034	1,034
Prepaid expenses	4,561	3,138
Total current assets	83,037	69,918

Property and equipment, net	15,218	14,413
Deferred income taxes and other assets	2,638	2,585
TOTAL	$100,893	$86,916

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,252	$9,753
Accrued expenses	5,135	4,678
Borrowings under credit agreement	24,244	21,223
Current portion of capitalized lease obligations	174	156
Total current liabilities	50,805	35,810

Deferred rent	9,876	9,580
Long-term portion of capitalized lease obligations	328	368
Total liabilities	61,009	45,758

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock- $.001 par value; 1,000,000 shares authorized;
0 (2007) and 0 (2006) shares issued and outstanding	-	-
Common stock- $.001 par value; 15,000,000 shares authorized;
9,540,629 (2007) and 9,538,552 (2006) shares issued
and outstanding	10	10
Additional paid-in capital	30,218	30,069
Retained earnings	9,656	11,079
Total stockholders' equity	39,884	41,158
TOTAL	$100,893	$86,916

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Thirteen weeks ended

	March 31,	April 1,
	2007	2006

Net sales	$36,237	$27,269
Cost of sales and related occupancy expenses	25,795	17,997
Gross profit	10,442	9,272
Selling, general and administrative expenses	12,060	8,746
(Loss) income from operations	(1,618)	526
Interest expense, net	(459)	(179)
(Loss) income before income taxes	(2,077)	347
Income tax benefit (expense)	864	(141)
Net (loss) income	$(1,213)	$206

(Loss) earnings per share:
Basic	(0.13)	0.03
Diluted	(0.13)	0.03

Weighted average shares outstanding:
Basic	9,539	7,567
Diluted	9,539	7,801

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirteen weeks ended

	March 31,	April 1,
	2007	2006
		(As Restated,
		see Note 7)
Operating activities:
Net (loss) income	$(1,213)	$206
Adjustments to reconcile net (loss) income to net cash
used in operating activities
Depreciation and amortization	615	459
Share-based compensation	143	75
Tax benefit from exercise of stock options	(6)	-
Cancellation of registration rights agreement	-	(70)
Effect of changes in:
Inventories	(12,161)	(10,376)
Accounts receivable, net	327	(772)
Prepaid expenses and other assets	(1,470)	(2,180)
Accounts payable	11,567	10,446
Accrued expenses and deferred rent	734	(425)
Net cash used in operating activities	(1,464)	(2,637)

Investing activities:
Purchase of property and equipment	(1,678)	(2,587)

Financing activities:
Proceeds from public offering of stock, net of underwriting discount of $864	-	13,191
Public offering of stock costs	-	(718)
Proceeds from the issuance of common stock warrants	-	345
Borrowings (payments) on credit facility, net	3,021	(7,648)
Exercise of stock options	-	24
Tax benefit from exercise of stock options	6	-
Principal payments on capital leases	(23)	(10)
Net cash provided by financing activities	3,004	5,184
Net decrease in cash and cash equivalents	(138)	(40)
Cash and cash equivalents, beginning of period	680	494
Cash and cash equivalents, end of period	$542	$454

Supplemental disclosures of cash flow information:
Cash paid for interest	$467	$179
Cash paid for income taxes	88	829
Supplemental disclosure of non-cash investing and
financing activities:
Property and equipment in accrued expenses and accounts payable	$345	$242
Cashless exercise of stock options	3	-

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. and subsidiary (the "Company"or "Shoe Pavilion, Inc.") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes in conformity with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2006 (the "2006 Annual Report") as filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim report. Interim results are not necessarily indicative of results for the full year. The financial data at December 30, 2006 presented herein is derived from the 2006 Annual Report.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Recently Adopted Accounting Pronouncements

In January 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

In connection with the Company's adoption of FIN 48, the Company recorded a net decrease in retained earnings and recorded a liability for unrecognized tax benefits of $210,000. The liability relates to various tax accounting methods for accrued liabilities. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company classifies income tax penalties as part of selling, general and administrative expense and interest as part of interest expense. Penalties and interest accrued upon adoption of FIN 48 are immaterial. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2003 - 2006
California	2002 - 2006

The Internal Revenue Service ("IRS") commenced an examination of the Company's U.S. income tax returns for the 2004 tax year that is anticipated to be completed by the end of 2008. The Company does not believe the audit will result in any material impact on its financial position.

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

	Thirteen weeks ended
	March 31,	April 1,
	2007	2006
	(in thousands)
Weighted average number of common shares:
Basic	9,539	7,567
Effect of dilutive securities-stock options	-	234
Diluted	9,539	7,801

An aggregate of 886,857 options and warrants for the thirteen weeks ended March 31, 2007, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

4. Stock Option Plans

The Company has two share-based compensation plans: the Amended and Restated 1998 Equity Incentive Plan and the Amended and Restated Non-Employee Director Stock Option Plan.

A summary of the Company's stock option activity during the thirteen weeks ended March 31, 2007 is presented in the following table:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(years)	(000)

Outstanding at December 31, 2006	596,500	$ 5.40
Granted	-	$ -
Exercised	(2,500)	$ 1.22
Forfeited or expired	-	$ -
Outstanding at March 31, 2007	594,000	$ 5.42	7.19	$ 442

Vested and expected to vest at March 31, 2007	563,268	$ 5.36	6.82	$ 452
Exercisable and vested at March 31, 2007	286,676	$ 4.26	5.64	$ 546

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company's average stock price for that day. As of March 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $913,800, which is expected to be recognized over a weighted average period of approximately 2.8 years. During the thirteen weeks ended March 31, 2007, the intrinsic value of options exercised was $14,900.

A summary of the status of the Company's nonvested options as of December 31, 2006 and changes during the thirteen weeks ended March 31, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at December 31, 2006	377,775	$ 3.15
Granted	-	$ -
Vested	(70,451)	$ 2.27
Forfeited	-	$ -
Nonvested at March 31, 2007	307,324	$ 3.35

During the thirteen weeks ended March 31, 2007, the total fair value of options vested was $160,230.

The Company issues new shares of common stock upon the exercise of stock options.

As of March 31, 2007, there were 312,061 shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of March 31, 2007, is as follows:

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
				Contractual	Exercise		Exercise
Range of Exercise Prices			Number	Life (in years)	Price	Number	Price

$ 1.03	-	$ 1.28	102,500	6.8	$ 1.27	77,500	$ 1.27
$ 1.81	-	$ 1.95	85,000	5.8	$ 1.94	67,500	$ 1.93
$ 2.25	-	$ 7.00	76,000	1.6	$ 6.58	73,500	$ 6.66
$ 7.08	-	$ 7.08	150,000	9.3	$ 7.08	25,000	$ 7.08
$ 7.52	-	$ 7.57	180,500	8.7	$ 7.53	43,176	$ 7.52
$ 1.03	-	$ 7.57	594,000	7.2	$ 5.42	286,676	$ 4.26

5. Legal Proceedings

As discussed in the Annual Report on Form 10-K for the year ended December 30, 2006, the Company is involved in various routine legal proceedings incidental to the conduct of its normal business activities. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations, either due to the nature of the claims, or because management believes that such claims would not exceed the limits of the Company's insurance coverage.

6. Off-Balance Sheet Financing

The Company has obtained documentary and standby letters of credit from Wells Fargo Retail. These letters of credit are used to guarantee payments to various third parties. The total of these letters of credit was $804,000 at March 31, 2007. When the Company receives the related goods or services, the Company records the liability. When the liability is paid, the related letters of credit are cancelled.

7. Restatement of Consolidated Financial Statement

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the thirteen weeks ended April 1, 2006, the Company determined that accounts payable incurred in connection with property and equipment expenditures represented a non-cash investing activity that should not have been reflected in the condensed consolidated statements of cash flows until payment of the liabilities had been made. Additionally, the Company determined that the change in other assets should be classified as an operating activity as opposed to an investing activity. Accordingly, the Company restated the condensed consolidated statement of cash flows for the thirteen weeks ended April 1, 2006 to reflect these reclassifications which is consistent with how the Company reflected these in its Annual Report on Form 10-K for the year ended December 30, 2006. The restatement had no effect on previously issued condensed consolidated balance sheets or condensed consolidated statements of operations. Following is a summary of the corrections:

		Condensed Consolidated Statement of Cash Flows
		As Previously
		Reported		Adjustment		As Restated

Thirteen weeks ended April 1, 2006
Operating activities:	$		$		$
Prepaid expenses and other assets		$(2,103)		$(77)		$(2,180)
Accounts payable		$10,421		$25		$10,446
Accrued expenses and deferred rent		$(960)		$535		$(425)
Net cash used in operating activities		$(3,120)		$483		$(2,637)

Investing activities:	$		$		$
Purchase of property and equipment		$(2,027)		$(560)		$(2,587)
Other assets		$(77)		$77		$-
Net cash used in investing activities		$(2,104)		$(483)		$(2,587)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the condensed consolidated statement of cash flows in Item 1 of this Form 10-Q.

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or representing management's beliefs about, the Company's future strategies, operations and financial results, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the Company. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may not prove to be accurate. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict and could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting retail market conditions, the Company's ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management's ability to negotiate acceptable lease terms and maintain supplier and business relationships and open new stores in a timely manner. Other risks and uncertainties include those described in this Report, in Part II, "Item 1A. Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 30, 2006, and those described from time to time in its future reports filed with the SEC.

The following should be read in conjunction with the Company's financial statements and related notes thereto provided under "Item 1 - Financial Statements" above.

Overview

Shoe Pavilion is an independent off-price footwear retailer with locations in the Western and Southwestern United States. As of March 31, 2007, it operated 109 stores in Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the branded footwear market. The Company offers a broad selection of quality designer label and branded footwear, typically at 20% to 60% below regular department store prices, in a convenient self-service store format.

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

The Company's growth strategy had historically focused on the Western United States, but now includes opening new stores throughout the Southwestern United States as suitable locations are found. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and quality brand merchandising at competitive prices. Over the last several years, the Company has focused on closing its smaller stores and replacing them with larger stores in more attractive locations. The average square footage of these new stores has been and is expected to continue to be approximately 18,000 to 20,000 square feet. As a result, the Company expects the average size of its stores to increase for the foreseeable future. The expansion into new markets and states as well as the transition to larger format stores may take a longer period for those stores to achieve results in line with the Company's expectations.

The Company plans to open 16 to 18 new stores and close 5 to 7 stores in fiscal 2007. The Company anticipates achieving net sales of $155.5 million to $160.5 million and incurring a net loss of $2.0 million to $2.5 million in fiscal 2007. The Company's comparable store sales is expected to increase 3% to 4% in fiscal 2007.

The Company plans to continue to focus on strengthening its position as an independent off-price branded footwear retailer by pursuing the three primary strategies for growth in sales and profitability. The three strategies are: expansion and improvement of store base, leverage operating model and enhance merchandising.

Results of Operations

Thirteen Weeks Ended March 31, 2007 Compared to Thirteen Weeks Ended April 1, 2006.

The following tables set forth statements of income data and relative percentages of net sales for the thirteen weeks ended March 31, 2007 and thirteen weeks ended April 1, 2006 (dollar amounts in thousands).

	Thirteen weeks ended
	March 31,		April 1,
	2007		2006		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$ 36,237	100.0%	$ 27,269	100.0%	$ 8,968	32.9%
Cost of sales and related occupancy expenses	25,795	71.2%	17,997	66.0%	7,798	43.3%
Gross profit	10,442	28.8%	9,272	34.0%	1,170	12.6%
Selling, general and administrative expenses	12,060	33.3%	8,746	32.1%	3,314	37.9%
(Loss) income from operations	(1,618)	(4.5%)	526	1.9%	(2,144)	(407.6%)
Interest expense	(459)	(1.3%)	(179)	(0.7%)	(280)	156.4%
(Loss) income before income taxes	(2,077)	(5.7%)	347	1.3%	(2,424)	(698.6%)
Income tax benefit (expense)	864	2.4%	(141)	(0.5%)	1,005	(712.8%)
Net (loss) income	$ (1,213)	(3.3%)	$ 206	0.8%	(1,419)	(688.8%)

Net Sales. Net sales for the thirteen week period ended March 31, 2007 increased by 32.9%, or $9.0 million, to $36.2 million from $27.3 million in the thirteen week period ended April 1, 2006. The increase in net sales was due to the addition of 25 new stores and a comparable store sales increase of 7.8%. Comparable store sales are based upon stores open at least 13 consecutive months.

Gross Profit. Cost of sales includes landed merchandise and occupancy expenses. Gross profit for the thirteen week period ended March 31, 2007 increased by 12.6%, or $1.2 million, to $10.4 million from $9.3 million in the thirteen week period ended April 1, 2006, primarily as a result of increased sales. As a percent of sales, gross profit decreased to 28.8% for the thirteen week period ended March 31, 2007 from 34.0% in the thirteen week period ended April 1, 2006, due to higher occupancy expenses of 3.4%, primarily related to new stores, and a reduction in selling margin, related to increased markdowns on winter merchandise.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirteen week period ended March 31, 2007 increased by 37.9%, or $3.3 million, to $12.1 million from $8.7 million in the thirteen week period ended April 1, 2006. The increase is primarily from increases of $980,000 in store salaries, $680,000 in advertising, $250,000 in freight expenses, $220,000 in utilities, $220,000 in warehouse fees, $110,000 in payroll taxes, $110,000 in general insurance, $100,000 in workers' compensation expenses, $90,000 in miscellaneous expenses, $80,000 in store supplies, $80,000 in credit card fees and $70,000 in computer support fees. As a percent of sales, SG&A expenses increased to 33.3% for the thirteen week period ended March 31, 2007 from 32.1% in the thirteen week period ended April 1, 2006. The increase as a percent of sales is primarily due to increases of 0.8% in advertising, 0.4% in warehouse fees and 0.3% in freight expenses, partially offset by savings of 0.3% in corporate salaries.

Interest Expense. Interest expense for the thirteen week period ended March 31, 2007 increased by 156.4%, or $280,000, to $459,000 from $179,000 in the thirteen week period ended April 1, 2006, due to a higher average interest rate and increased borrowings under the Company's Revolving Credit Facility during the thirteen week period ended March 31, 2007 compared to the thirteen week period ended April 1, 2006.

Income Tax Benefit. The Company's effective income tax rate increased to 41.6% for the thirteen week period ended March 31, 2007 from 40.6% for the thirteen week period ended April 1, 2006, primarily as a result of varying state tax rates.

Liquidity and Capital Resources

The Company's primary capital requirements are for inventory and store expansion, relocation and remodeling. In March 2006, the Company sold 2,000,000 shares of its common stock in a public offering at $7.20 per share and received $12.8 million in net proceeds from the offering. Historically, cash flows from operations and available borrowings under the Company's revolving credit facility have met the Company's liquidity needs. Management believes that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

During the thirteen week period ended March 31, 2007, the Company opened one store in Nevada. Additionally, the Company introduced new brands and key product lines such as men's and women's casual and active shoes, as well as men's and women's sandals. To open the store, build up inventories to support future store openings and supplement existing footwear offerings, including seasonal styles, required an increase in overall inventory of $12.2 million.

The activities described above resulted in a net use of cash in operating activities of $1.5 million for the thirteen week period ended March 31, 2007, compared to $2.6 million for the thirteen week period ended April 1, 2006. Furthermore, the additional purchase of fixed assets, primarily for capital expenditures, resulted in cash used in investing activities of $1.7 million for the thirteen week period ended March 31, 2007, compared to $2.6 million for the thirteen week period ended April 1, 2006.

The Company maintains a revolving credit facility with Wells Fargo Retail Finance, LLC ("Lender") that provides for borrowings of up to $30.0 million, which may be increased at the Company's option up to a maximum of $50.0 million. The revolving credit facility expires in April 2011. At March 31, 2007, the Company had in excess of $4.9 million available under its revolving credit facility. As of March 31, 2007, the Company was in compliance with the financial covenants of its revolving credit facility. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events which affect the results of the Company's operations and the reported value of assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results may differ from the Company's estimates.

The Company believes that its application of accounting policies, and the estimates inherently required therein, are reasonable. The Company constantly reevaluates these accounting policies and estimates, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found its application of accounting policies to be appropriate, and its actual results have not differed materially from those determined by using necessary estimates. The Company believes that the following summarizes critical accounting policies which require significant estimates and assumptions in the preparation of its consolidated financial statements.

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

Inventory Valuation. Inventories are stated at the lower of average cost or market. The Company adjusts inventory based on historical experience and current information in order to assure that inventory is recorded properly at the lower of average cost or market. The factors the Company considers include current sell through, seasonality and length of time held in inventory. The amount ultimately realized from the sale of the Company's inventories could differ materially from its estimates.

Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management evaluates the carrying value of assets associated with stores which have been open at least 13 consecutive months. The Company records an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected undiscounted future cash flows. The impairment charge, if any, is recorded in general and administrative expenses. Management's estimates and assumptions used in the projections are subject to a high degree of judgment and if actual results differ, additional losses may be recorded.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information reported in the Company's Form 10-K for the year ended December 30, 2006.

Item 4T. Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management carried out an evaluation, under the supervision and with participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2007. Based on the evaluation, its Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As discussed in the Annual Report on Form 10-K for the year ended December 30, 2006, the Company is involved in various routine legal proceedings incidental to the conduct of its normal business activities. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations, either due to the nature of the claims, or because management believes that such claims would not exceed the limits of the Company's insurance coverage.

Item 1A. Risk Factors

The Company's Annual Report on Form 10-K for the year ended December 30, 2006 includes a detailed discussion of risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

Exhibits:

31.1    Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF

31.2    Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF

32.1    Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF

32.2    Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2007.

SHOE PAVILION, INC., as Registrant

/s/ BRUCE ROSS
Bruce Ross
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)