Form 10-Q
period 2007-06-30
SHOE PAVILION INC
filed 2007-08-09
CIK 1051009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

      The number of shares of the registrant's Common Stock outstanding as of August 8, 2007 was 9,542,231.

Note: PDF provided as a courtesy

SHOE PAVILION, INC.
Table of Contents to Form 10-Q

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).
Shoe Pavilion, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30,	December 30,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 375	$ 680
Accounts receivable, net	1,916	2,430
Inventories	71,938	62,636
Deferred income taxes	1,034	1,034
Prepaid expenses and other current assets	5,232	3,138
Total current assets	80,495	69,918

Property and equipment, net	16,529	14,413
Deferred income taxes and other assets	2,634	2,585
TOTAL	$ 99,658	$ 86,916

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 12,621	$ 9,753
Accrued expenses	3,826	4,678
Borrowings under credit agreement	33,023	21,223
Current portion of capitalized lease obligations	274	156
Total current liabilities	49,744	35,810

Deferred rent and other long-term liabilities	10,327	9,580
Long-term portion of capitalized lease obligations	712	368
Total liabilities	60,783	45,758

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock- $.001 par value; 1,000,000 shares authorized;
zero (2007) and zero (2006) shares issued and outstanding	-	-
Common stock- $.001 par value; 15,000,000 shares authorized;
9,542,331 (2007) and 9,538,552 (2006) shares issued
and outstanding	10	10
Additional paid-in capital	30,304	30,069
Retained earnings	8,561	11,079
Total stockholders' equity	38,875	41,158
TOTAL	$ 99,658	$ 86,916

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	$ 37,537	$ 31,422	$ 73,774	$ 58,692
Cost of sales and related occupancy expenses	26,555	20,471	52,350	38,468
Gross profit	10,982	10,951	21,424	20,224
Selling, general and administrative expenses	12,201	9,161	24,261	17,908
(Loss) income from operations	(1,219)	1,790	(2,837)	2,316
Interest expense, net	(525)	(102)	(984)	(281)
(Loss) income before income taxes	(1,744)	1,688	(3,821)	2,035
Income tax benefit (expense)	649	(681)	1,513	(822)
Net (loss) income	$ (1,095)	$ 1,007	$ (2,308)	$ 1,213

(Loss) earnings per share:
Basic	(0.11)	0.11	(0.24)	0.14
Diluted	(0.11)	0.10	(0.24)	0.14

Weighted average shares outstanding:
Basic	9,542	9,509	9,541	8,538
Diluted	9,542	9,706	9,541	8,751

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Twenty-six weeks ended
	June 30,	July 1,
	2007	2006
		(As Restated,
		see Note 7)
Operating activities:
Net (loss) income	$ (2,308)	$ 1,213
Adjustments to reconcile net (loss) income to net cash
used in operating activities
Depreciation and amortization	1,372	908
Loss on disposal of fixed assets	12	-
Share-based compensation	229	132
Tax benefit from exercise of stock options	(6)	-
Cancellation of registration rights agreement	-	(70)
Effect of changes in:
Inventories	(9,302)	(15,207)
Accounts receivable, net	514	(900)
Prepaid expenses and other assets	(2,137)	(2,200)
Accounts payable	2,698	8,250
Accrued expenses and deferred rent	52	624
Net cash used in operating activities	(8,876)	(7,250)

Investing activities:
Purchase of property and equipment	(3,158)	(3,642)

Financing activities:
Proceeds from public offering of stock, net of underwriting discount of $864	-	13,191
Public offering of stock costs	-	(767)
Proceeds from the issuance of common stock warrants	-	345
Borrowings (payments) on credit facility, net	11,800	(1,838)
Exercise of stock options	-	24
Tax benefit from exercise of stock options	6	-
Principal (payments) on capital leases	(77)	(25)
Net cash provided by financing activities	11,729	10,930
Net (decrease) increase in cash and cash equivalents	(305)	38
Cash and cash equivalents, beginning of period	680	494
Cash and cash equivalents, end of period	$ 375	$ 532

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 946	$ 226
Cash paid for income taxes	88	1,419
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accrued expenses and accounts payable	$ 406	$ 1,372
Capital lease obligations incurred	$ 538	$ -
Issuance of warrants in connection with stock offering	$ -	$ 377

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Business Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. and subsidiary (the "Company" or "Shoe Pavilion, Inc.") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes in conformity with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2006 (the "2006 Annual Report") as filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim report. Interim results are not necessarily indicative of results for the full year. The financial data at December 30, 2006 presented herein is derived from the 2006 Annual Report.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Operations

The Company is an independent off-price footwear retailer with locations in the Western and Southwestern United States. The Company offers a broad selection of quality designer label and branded footwear, typically at 20% to 60% below regular department store prices, in a convenient self-service store format. The Company is positioned in the market between discount stores and department stores. Unlike discount stores, it offers designer label and branded footwear that, in its opinion, has long-term customer appeal. As a result, the Company appeals to quality, style and designer label-oriented customers with relatively higher spending power. Unlike department stores, the Company's prices are designed to appeal to value-oriented consumers seeking quality branded footwear typically found at department stores or branded retail outlets at higher everyday prices.

The Company had operating losses and negative cash flows from operations in the first and second quarter of 2007. Historically, the Company's liquidity needs have been met by cash flows from operations and available borrowings under the Company's revolving credit facility. Management believes that these sources will be sufficient to fund currently anticipated cash requirements for the next twelve months. The Company's operations and expansion plans could be constrained by its ability to obtain funds under the terms of the Company's revolving credit facility. At June 30, 2007, the Company had approximately $2.6 million available under its revolving credit facility. If cash generated by operations does not result in increased levels of unused borrowing capacity, the Company would pursue other financing alternatives with its bank or other parties.

Although the Company believes that at June 30, 2007, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that trends could change suddenly. The Company monitors its inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the liquidity of the Company's inventory.

2. Recently Adopted Accounting Pronouncements

In January 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

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

The Internal Revenue Service commenced an examination of the Company's U.S. income tax returns for the 2004 tax year that is anticipated to be completed by the end of 2008. The Company does not believe the audit will result in any material impact on its financial position.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows an entity to choose between two acceptable alternatives based on their accounting policies for transactions in which the entity collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. Entities should disclose the method selected pursuant to Accounting Principles Board No. 22, "Disclosure of Accounting Policies." If such taxes are reported gross and are significant, entities should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning December 31, 2006. The Company adopted the guidance during the first quarter of fiscal 2007 and consistent with its historical accounting policies the Company has presented sales net of tax collected.

In February 2007, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company's consolidated financial position and results of operations.

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

	Thirteen weeks ended		Twenty-six weeks ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Weighted average number of common shares:	( in thousands)		( in thousands)
Basic	9,542	9,509	9,541	8,538
Effect of dilutive securities-stock options	-	197	-	213
Diluted	9,542	9,706	9,541	8,751

An aggregate of 369,385 and 381,111 options and warrants for the thirteen and twenty-six weeks ended June 30, 2007, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

4. Stock Option Plans

The Company has two share-based compensation plans: the Amended and Restated 1998 Equity Incentive Plan and the Amended and Restated 1998 Non-Employee Director Stock Plan.

A summary of the Company's stock option activity during the twenty-six weeks ended June 30, 2007 is presented in the following table:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(years)	(000)

Outstanding at December 31, 2006	596,500	$ 5.40
Granted	35,000	$ 2.98
Exercised	(5,000)	$ 1.58
Forfeited or expired	(112,500)	$ 7.05
Outstanding at June 30, 2007	514,000	$ 4.90	6.61	$ 256

Vested and expected to vest at June 30, 2007	477,836	$ 4.93	6.51	$ 237
Exercisable and vested at June 30, 2007	310,491	$ 4.52	5.70	$ 193

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company's average stock price for that day. As of June 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $468,600, which is expected to be recognized over a weighted average period of approximately 1.82 years. During the thirteen weeks ended June 30, 2007, the intrinsic value of options exercised was $10,400. During the twenty-six weeks ended June 30, 2007, the intrinsic value of options exercised was $25,300.

A summary of the status of the Company's nonvested options as of December 31, 2006 and changes during the twenty-six weeks ended June 30, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at December 31, 2006	377,775	$ 3.15
Granted	-	$ -
Vested	(70,451)	$ 2.27
Forfeited	-	$ -
Nonvested at March 31, 2007	307,324	$ 3.35

Nonvested at March 31, 2007	307,324	$ 3.35
Granted	35,000	$ 1.70
Vested	(26,315)	$ 3.67
Forfeited	(112,500)	$ 3.71
Nonvested at June 30, 2007	203,509	$ 2.81

During the thirteen and twenty-six weeks ended June 30, 2007, the total fair value of options vested was $160,000 and $252,000, respectively.

The Company issues new shares of common stock upon the exercise of stock options.

As of June 30, 2007, there were 389,561 shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of June 30, 2007, is as follows:

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
				Contractual	Exercise		Exercise
Range of Exercise Prices			Number	Life (in years)	Price	Number	Price

$ 1.03	-	$ 1.55	102,500	6.5	$ 1.27	77,500	$ 1.27
$ 1.81	-	$ 2.72	95,000	5.5	$ 1.99	67,500	$ 1.94
$ 3.21	-	$ 4.82	33,000	9.0	$ 3.53	6,195	$ 4.40
$ 7.00	-	$ 10.50	283,500	6.7	$ 7.35	159,296	$ 7.20
$ 1.03	-	$ 10.50	514,000	6.6	$ 4.90	310,491	$ 4.52

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

6. Off-Balance Sheet Financing

The Company has obtained documentary and standby letters of credit from Wells Fargo Retail. These letters of credit are used to guarantee payments to various third parties. The total of these letters of credit was $2.2 million at June 30, 2007. When the Company receives the related goods or services, the Company records the liability. When the liability is paid, the related letters of credit are cancelled.

7. Restatement of Consolidated Financial Statements

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the twenty-six weeks ended July 1, 2006, the Company determined that accounts payable incurred in connection with property and equipment expenditures represented a non-cash investing activity that should not have been reflected in the condensed consolidated statements of cash flows until payment of the liabilities had been made. Additionally, the Company determined that the change in other assets should be classified as an operating activity as opposed to an investing activity. Accordingly, the Company restated the condensed consolidated statement of cash flows for the twenty-six weeks ended July 1, 2006 to reflect these reclassifications which is consistent with how the Company reflected these in its Annual Report on Form 10-K for the year ended December 30, 2006. The restatement had no effect on previously issued condensed consolidated balance sheets or condensed consolidated statements of operations. Following is a summary of the corrections:

Condensed Consolidated Statement of Cash Flows
As Previously
	Reported	Adjustment	As Restated

Twenty-six weeks ended July 1, 2006
Operating Activities:
Prepaid expenses and other assets	$ (2,087)	$ (113)	$ (2,200)
Accounts payable	$ 8,210	$ 40	$ 8,250
Accrued expenses and deferred rent	$ 450	$ 174	$ 624
Net cash used in operating activities	$ (7,351)	$ 101	$ (7,250)

Investing Activities:
Purchase of property and equipment	$ (3,428)	$ (214)	$ (3,642)
Other assets	$ (113)	$ 113	$ -
Net cash used in investing activities	$ (3,541)	$ (101)	$ (3,642)

Supplemental disclosure of non-cash
investing and financing activities:
Property and equipment in accrued
expenses and accounts payable	$ 1,026	$ 346	$ 1,372

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the condensed consolidated statement of cash flows discussed in Item 1 of this Form 10-Q.

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or representing management's beliefs about, the Company's future strategies, operations and financial results, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the Company. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may not prove to be accurate. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict and could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, the Company's recent acceleration of store openings in new markets and the additional costs associated with such expansion, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting retail market conditions, the Company's ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management's ability to negotiate acceptable lease terms and maintain supplier and business relationships and open new stores in a timely manner. Other risks and uncertainties include those described in this Report, in Part II, "Item 1A. Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 30, 2006, and those described from time to time in its future reports filed with the SEC.

The following should be read in conjunction with the Company's financial statements and related notes thereto provided under "Item 1- Financial Statements" above.

Overview

Shoe Pavilion is an independent off-price footwear retailer with locations in the Western and Southwestern United States. As of June 30, 2007, it operated 108 stores in Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico. During the first six months of fiscal 2007, the Company opened four stores and closed four stores. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the branded footwear market. The Company offers a broad selection of quality designer label and branded footwear, typically at 20% to 60% below regular department store prices, in a convenient self-service store format.

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

The Company's stores are strategically located in strip malls, outlet centers, large format retail centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. On average, over 20,000 pairs of shoes representing over 100 brands are displayed on the selling floor of most of its stores, compared to a significantly smaller product offering at typical department stores. Mature stores are evaluated for remodeling based on each store's age and competitive situation, as well as how much the landlord will contribute toward the required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competitive trends and the availability of adequate capital.

The Company's growth strategy had historically focused on the Western United States, but now includes opening new stores throughout the Southwestern United States as suitable locations are found. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability, costs related to opening new stores, availability of capital and the Company's ability to acquire quality brand merchandising at competitive prices. Over the last several years, the Company has focused on closing its smaller stores and replacing them with larger stores in more attractive locations. The average square footage of these new stores has been and is expected to continue to be approximately 18,000 to 20,000 square feet. As a result, the Company expects the average size of its stores to increase for the foreseeable future. The expansion into new markets and states as well as the transition to larger format stores is expected to take a longer period of time for those stores to achieve results in line with the Company's expectations.

The Company plans to continue to focus on strengthening its position as an independent off-price branded footwear retailer by pursuing the three primary strategies for growth in sales and profitability. The three strategies are: expansion and improvement of store base, leverage operating model and enhance merchandising.

Results of Operations

Thirteen Weeks Ended June 30, 2007 Compared to Thirteen Weeks Ended July 1, 2006.

The following table sets forth statements of income data and relative percentages of net sales for the thirteen weeks ended June 30, 2007 and thirteen weeks ended July 1, 2006 (dollar amounts in thousands).

	Thirteen weeks ended
	June 30,		July 1,
	2007		2006		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$ 37,537	100.0%	$ 31,422	100.0%	$ 6,115	19.5%
Cost of sales and related occupancy expenses	26,555	70.7%	20,471	65.1%	6,084	29.7%
Gross profit	10,982	29.3%	10,951	34.9%	31	0.3%
Selling, general and administrative expenses	12,201	32.5%	9,161	29.2%	3,040	33.2%
(Loss) income from operations	(1,219)	(3.2%)	1,790	5.7%	(3,009)	(168.1%)
Interest expense	(525)	(1.4%)	(102)	(0.3%)	(423)	414.7%
(Loss) income before income taxes	(1,744)	(4.6%)	1,688	5.4%	(3,432)	(203.3%)
Income tax benefit (expense)	649	1.7%	(681)	(2.2%)	1,330	(195.3%)
Net (loss) income	$ (1,095)	(2.9%)	$ 1,007	3.2%	(2,102)	(208.7%)

Net Sales. Net sales for the thirteen week period ended June 30, 2007 increased by 19.5%, or $6.1 million, to $37.5 million from $31.4 million in the thirteen week period ended July 1, 2006. The increase in net sales was due to the addition of 24 new stores offset by closed stores and a comparable store sales decrease of 1.0%. Comparable store sales are based upon stores open at least 13 consecutive months. The following tables set forth sales data and relative percentages of net sales for the thirteen weeks ended June 30, 2007 and thirteen weeks ended July 1, 2006 (dollar amounts in thousands).

	Thirteen weeks ended
	June 30,		July 1,
	2007		2006		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Comparable stores sales	$ 27,829	74.1%	$ 28,107	89.4%	$ (278)	(1.0%)
New stores sales	9,127	24.3%	1,821	5.8%	7,306	401.2%
Closed stores sales	581	1.6%	1,494	4.8%	(913)	(61.1%)
Net sales	$ 37,537	100.0%	$ 31,422	100.0%	6,115	19.5%

	Thirteen weeks ended
	June 30,		July 1,
	2007		2006		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Mature stores sales	$ 22,354	59.5%	$ 22,514	71.7%	$ (160)	(0.7%)
Class 2004 stores sales	2,161	5.8%	2,331	7.4%	(170)	(7.3%)
Class 2005 stores sales	3,521	9.4%	3,203	10.2%	318	9.9%
Class 2006 stores sales	8,401	22.4%	3,244	10.3%	5,157	159.0%
Class 2007 stores sales	948	2.5%	-	0.0%	948	n/a
Internet sales	152	0.4%	130	0.4%	22	16.9%
Net sales	$ 37,537	100.0%	$ 31,422	100.0%	6,115	19.5%

Gross Profit. Cost of sales includes landed merchandise and occupancy expenses. Gross profit for the thirteen week period ended June 30, 2007 increased by 0.3%, or $31,000, to $11.0 million from $11.0 million in the thirteen week period ended July 1, 2006, primarily as a result of increased sales. As a percent of sales, gross profit decreased to 29.3% for the thirteen week period ended June 30, 2007 from 34.9% in the thirteen week period ended July 1, 2006, due to higher occupancy expenses of 3.5%, primarily related to new stores, and a reduction in selling margin of 2.1%, related to increased markdowns.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirteen week period ended June 30, 2007 increased by 33.2%, or $3.0 million, to $12.2 million from $9.2 million in the thirteen week period ended July 1, 2006. The increase in SG&A is primarily attributable to additional stores. The $3.0 million increase is primarily from increases of $999,000 in store salaries, $383,000 in freight expenses, $251,000 in consulting fees, $249,000 in advertising, $234,000 in credit card fees, $162,000 in utilities, $154,000 in corporate salaries, $112,000 in store supplies, $95,000 in payroll taxes, $87,000 in computer support fees and $66,000 in warehouse fees. As a percent of sales, SG&A expenses increased to 32.5% for the thirteen week period ended June 30, 2007 from 29.2% in the thirteen week period ended July 1, 2006. The increase as a percent of sales is primarily due to increases of 0.9% in store salaries, 0.7% in freight expenses, 0.7% in consulting fees, 0.4% in credit card fees, 0.2% in store supplies, 0.2% in computer support fees and 0.2% in utilities.

Interest Expense. Interest expense for the thirteen week period ended June 30, 2007 increased by 414.7%, or $423,000, to $525,000 from $102,000 in the thirteen week period ended July 1, 2006, due to a higher average interest rate and increased borrowings under the Company's Revolving Credit Facility during the thirteen week period ended June 30, 2007 compared to the thirteen week period ended July 1, 2006.

Income Tax Benefit. The Company's effective income tax rate decreased to 37.2% for the thirteen week period ended June 30, 2007 from 40.3% for the thirteen week period ended July 1, 2006, primarily as a result of varying state tax rates.

Twenty-six Weeks Ended June 30, 2007 Compared to Twenty-six Weeks Ended July 1, 2006.

The following table sets forth statements of income data and relative percentages of net sales for the twenty-six weeks ended June 30, 2007 and twenty-six weeks ended July 1, 2006 (dollar amounts in thousands).

	Twenty-six weeks ended
	June 30,		July 1,
	2007		2006		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$ 73,774	100.0%	$ 58,692	100.0%	$ 15,082	25.7%
Cost of sales and related occupancy expenses	52,350	71.0%	38,468	65.5%	13,882	36.1%
Gross profit	21,424	29.0%	20,224	34.5%	1,200	5.9%
Selling, general and administrative expenses	24,261	32.9%	17,908	30.5%	6,353	35.5%
(Loss) income from operations	(2,837)	(3.8%)	2,316	3.9%	(5,153)	(222.5%)
Interest expense	(984)	(1.3%)	(281)	(0.5%)	(703)	250.2%
(Loss) income before income taxes	(3,821)	(5.2%)	2,035	3.5%	(5,856)	(287.8%)
Income tax benefit (expense)	1,513	2.1%	(822)	(1.4%)	2,335	(284.1%)
Net (loss) income	$ (2,308)	(3.1%)	$ 1,213	2.1%	(3,521)	(290.3%)

Net Sales. Net sales for the twenty-six week period ended June 30, 2007 increased by 25.7%, or $15.1 million, to $73.8 million from $58.7 million in the twenty-six week period ended July 1, 2006. The increase in net sales was due to the addition of 28 new stores and a comparable store sales increase of 3.1% offset by closed stores. Comparable store sales are based upon stores open at least 13 consecutive months. The following tables set forth sales data and relative percentages of net sales for the twenty-six weeks ended June 30, 2007 and twenty-six weeks ended July 1, 2006 (dollar amounts in thousands).

	Twenty-six weeks ended
	June 30,		July 1,
	2007		2006		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Comparable stores sales	$ 53,826	73.0%	$ 52,232	89.0%	$ 1,594	3.1%
New stores sales	19,328	26.2%	4,267	7.3%	15,061	353.0%
Closed stores sales	620	0.8%	2,193	3.7%	(1,573)	(71.7%)
Net sales	$ 73,774	100.0%	$ 58,692	100.0%	15,082	25.7%

	Twenty-six weeks ended
	June 30,		July 1,
	2007		2006		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Mature stores sales	$ 44,116	59.8%	$ 42,756	72.9%	$ 1,360	3.2%
Class 2004 stores sales	4,438	6.0%	4,766	8.1%	(328)	(6.9%)
Class 2005 stores sales	6,776	9.2%	6,202	10.6%	574	9.3%
Class 2006 stores sales	17,070	23.1%	4,705	8.0%	12,365	262.8%
Class 2007 stores sales	1,031	1.4%	-	0.0%	1,031	n/a
Internet sales	343	0.5%	263	0.4%	80	30.4%
Net sales	$ 73,774	100.0%	$ 58,692	100.0%	15,082	25.7%

Gross Profit. Cost of sales includes landed merchandise and occupancy expenses. Gross profit for the twenty-six week period ended June 30, 2007 increased by 5.9%, or $1.2 million, to $21.4 million from $20.2 million in the twenty-six week period ended July 1, 2006, primarily as a result of increased sales. As a percent of sales, gross profit decreased to 29.0% for the twenty-six week period ended June 30, 2007 from 34.5% in the twenty-six week period ended July 1, 2006, due to higher occupancy expenses of 3.5%, primarily related to new stores, and a reduction in selling margin of 2.0%, related to increased markdowns.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the twenty-six week period ended June 30, 2007 increased by 35.5%, or $6.4 million, to $24.3 million from $17.9 million in the twenty-six week period ended July 1, 2006. The increase in SG&A is primarily attributable to additional stores. The $6.4 million increase is primarily from increases of $1,980,000 in store salaries, $925,000 in advertising, $636,000 in freight expenses, $379,000 in utilities, $309,000 in credit card fees, $282,000 in warehouse fees, $257,000 in consulting fees, $213,000 in corporate salaries, $192,000 in payroll taxes, $188,000 in store supplies, $161,000 in computer support fees, $123,000 in repairs and maintenance and $105,000 in miscellaneous expenses. As a percent of sales, SG&A expenses increased to 32.9% for the twenty-six week period ended June 30, 2007 from 30.5% in the twenty-six week period ended July 1, 2006. The increase as a percent of sales is primarily due to increases of 0.5% in freight expenses, 0.4% in advertising, 0.3% in store salaries, 0.3% in consulting fees, 0.2% in store supplies, 0.2% in credit card fees, 0.2% in warehouse fees and 0.2% in computer support fees.

Interest Expense. Interest expense for the twenty-six week period ended June 30, 2007 increased by 250.2%, or $703,000, to $984,000 from $281,000 in the twenty-six week period ended July 1, 2006, due to a higher average interest rate and increased borrowings under the Company's Revolving Credit Facility during the twenty-six week period ended June 30, 2007 compared to the twenty-six week period ended July 1, 2006.

Income Tax Benefit. The Company's effective income tax rate decreased to 39.6% for the twenty-six week period ended June 30, 2007 from 40.4% for the twenty-six week period ended July 1, 2006, primarily as a result of varying state tax rates.

Liquidity and Capital Resources

The Company's primary capital requirements are for inventory, store expansion, relocation and remodeling. In March 2006, the Company sold 2,000,000 shares of its common stock in a public offering at $7.20 per share and received $12.8 million in net proceeds from the offering. Historically, the Company's liquidity needs have been met by cash flows from operations, available borrowings under the Company's revolving credit facility and sales of securities. Management believes that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

During the twenty-six week period ended June 30, 2007, the Company opened one store in Nevada, one store in California, one store in Texas and one store in Arizona. To open the four stores, build up inventories to support future store openings and supplement existing footwear offerings, including seasonal styles, required an increase in overall inventory of $9.3 million. During the twenty-six week period ended June 30, 2007, the Company closed four stores. The costs associated with closing the four stores did not have a material impact on the Company's financial position.

The following table summarizes certain key liquidity measurements (dollar amounts in thousands):

	June 30,	December 30,
	2007	2006
Cash and cash equivalents	$ 375	$ 680
Inventories	71,938	62,636
Total current assets	80,495	69,918
Borrowings under credit agreement	33,023	21,223
Total current liabilities	49,744	35,810
Net working capital	30,751	34,108
Property and equipment, net	16,529	14,413
Total assets	99,658	86,916
Total stockholders' equity	38,875	41,158

Operating activities

Cash used in operating activities was $8.9 million for the twenty-six week period ended June 30, 2007, compared to $7.3 million for the twenty-six week period ended July 1, 2006. Cash used in operating activities for the twenty-six week period ended June 30, 2007 were primarily attributed to a $9.3 million increase in inventory due to the opening of new stores and seasonal needs. The cash used in operating activities for the twenty-six week period ended July 1, 2006 were primarily attributed to a $15.2 million increase in inventory due the opening of new stores and seasonal needs, offset by an $8.3 million increase in accounts payable.

Inventories at June 30, 2007 were $9.3 million higher than at December 30, 2006. The increase reflects higher average inventory per store, seasonal needs and a net increase in stores operated. Although the Company believes that at June 30, 2007, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that trends could change suddenly. The Company monitors its inventory levels closely and will take appropriate actions, including taking additional markdowns, as necessary, to maintain the liquidity of the Company's inventory.

Investing activities

Cash used in investing activities was $3.2 million for the twenty-six week period ended June 30, 2007 compared to $3.6 million for the twenty-six week period ended July 1, 2006. For the twenty-six week periods ended June 30, 2007 and July 1, 2006, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and relocated stores.

The Company's future capital expenditures will depend primarily on the number of planned store openings, the number of existing stores the Company remodels and the timing of these expenditures. The Company continuously evaluates its future capital expenditure plans and adjusts planned expenditures, as necessary, based on business conditions. Because the Company is able to identify locations, negotiate leases, and construct stores in a relatively short period of time, the Company is able to maintain considerable flexibility in the timing and extent of its capital expenditures. The Company currently anticipates that its capital expenditures in fiscal year 2007, primarily related to new stores, store remodeling and information technology upgrades, will be approximately $3.8 million, financed primarily through lease contracts. The Company currently plans to open 10 to 12 new stores in the second half of fiscal year 2007.

Financing activities

Cash provided by financing activities was $11.7 million for the twenty-six week period ended June 30, 2007 compared to $10.9 million for the twenty-six week period ended July 1, 2006. The primary source of cash was a $11.8 million draw on the Company's revolving credit facility. For the twenty-six week period ended July 1, 2006, the Company received $12.8 million (net of underwriting discounts of $ 0.86 million) from the proceeds of its secondary public offering and from the issuance of common stock warrants.

The Company maintains a revolving credit facility with Wells Fargo Retail Finance, LLC ("Lender") that provides for borrowings of up to $40.0 million, which may be increased at the Company's option up to a maximum of $50.0 million. The revolving credit facility expires in April 2011. As of June 30, 2007, the Company was in compliance with the financial covenants of its revolving credit facility. The Company believes its credit line with the Lender is sufficient to fund operations for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. The Company's operations and expansion plans could be constrained by its ability to obtain funds under the terms of the Company's revolving credit facility. At June 30, 2007, the Company had approximately $2.6 million available under its revolving credit facility. If cash generated by operations does not result in increased levels of unused borrowing capacity, the Company would pursue other financing alternatives with its bank or other parties. For a detailed discussion, see Part I, Item 1A "Risk Factors - The covenants in our revolving credit facility may impact our ability to access borrowings to fund our expansion" of the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

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

The Company believes that its application of accounting policies, and the estimates inherently required therein, are reasonable. The Company constantly reevaluates these accounting policies and estimates, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found its application of accounting policies to be appropriate, and its actual results have not differed materially from those determined by using necessary estimates. The Company believes that the following summarizes critical accounting policies which require significant estimates and assumptions in the preparation of its consolidated financial statements. For more information regarding the Company's critical accounting policies, see the discussion set forth in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's Annual Report on Form 10-K for the year ended December 30, 2006 includes a detailed discussion of risk factors. There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Interim Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management carried out an evaluation, under the supervision and with participation of its Chief Executive Officer and Interim Principal Accounting Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) of the Exchange Act, as of June 30, 2007. Based on the evaluation, its Chief Executive Officer and Interim Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007.

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

Item 1A. Risk Factors.

The Company's Annual Report on Form 10-K for the year ended December 30, 2006 includes a detailed discussion of risk factors. There have been no material changes to the Company's risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 29, 2007, the Company held its 2007 annual meeting of shareholders. At the annual meeting, there were 9,540,629 shares entitled to vote, and 7,955,866 shares were represented at the meeting in person or by proxy. The Company submitted to shareholders three matters, all of which were approved at the annual meeting. The matters were: (1) to elect five directors to serve on the board of directors until the next annual meeting of shareholders and until their successors shall have been elected; (2) to approve certain amendments to the Non-Employee Director Stock Plan; and (3) to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company. The following table summarizes the results for the election of directors at the annual meeting:

Election of Directors.
Nominee	Votes In Favor	Votes Withheld
Dmitry Beinus	7,818,904	136,962
Peter Hanelt	7,763,295	192,571
Ann Iverson	7,953,709	2,157
Randy Katz	7,951,632	4,234
Mark Miller	7,953,709	2,157

Approval of Amendments to the Non-Employee Director Stock Plan.

The shareholders approved the amendments to the Non-Employee Director Stock Plan with voting as follows: 6,132,891 For, 23,842 Against, and 3,200 Abstain.

Ratification of Appointment of Independent Auditors.

The shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 29, 2007 with voting as follows: 7,954,229 For, 637 Against, and 1,000 Abstain.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibits:

10.1    Amendment Number Seven to Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC, dated as of April 23, 2007.      PDF

31.1    Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF

31.2    Certification of the Company's Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF

32.1    Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF

32.2    Certification of the Company's Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2007.

SHOE PAVILION, INC., as Registrant

/s/ DMITRY BEINUS
 Dmitry Beinus
Chairman, President, Chief Executive Officer and
Interim Principal Financial Officer

(Duly Authorized Officer and Principal Financial Officer)