Form 10-Q
period 2007-09-29
SHOE PAVILION INC
filed 2007-11-23
CIK 1051009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

      The number of shares of the registrant's Common Stock outstanding as of November 23, 2007 was 9,542,331.

Note: PDF provided as a courtesy

SHOE PAVILION, INC.
Table of Contents to Form 10-Q

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).
Shoe Pavilion, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 29,	December 30,
ASSETS	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$ 467	$ 680
Accounts receivable, net	2,125	2,430
Income tax receivable	403	-
Inventories	64,856	62,636
Deferred income taxes	3,018	1,034
Prepaid expenses and other current assets	3,436	3,138
Total current assets	74,305	69,918

Property and equipment, net	16,700	14,413
Deferred income taxes	-	2,353
Other assets	281	232
TOTAL	$ 91,286	$ 86,916

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 13,923	$ 9,753
Accrued expenses	5,607	4,678
Borrowings under credit agreement	29,538	21,223
Current portion of capitalized lease obligations	498	156
Total current liabilities	49,566	35,810

Deferred rent and other long-term liabilities	11,720	9,580
Long-term portion of capitalized lease obligations	1,255	368
Total liabilities	62,541	45,758

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock- $.001 par value; 1,000,000 shares authorized;
no shares issued and outstanding at September 29, 2007 and December 30, 2006	-	-
Common stock- $.001 par value; 15,000,000 shares authorized;
9,542,331 (2007) and 9,538,552 (2006) shares issued and outstanding	10	10
Additional paid-in capital	30,378	30,069
Accumulated (deficit) earnings	(1,643)	11,079
Total stockholders' equity	28,745	41,158
TOTAL	$ 91,286	$ 86,916

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	$ 37,313	$ 31,577	$ 110,550	$ 89,854
Cost of sales and related occupancy expenses	30,819	21,589	82,648	59,738
Asset impairment	1,708	-	1,708	-
Gross profit	4,786	9,988	26,194	30,116
Selling, general and administrative expenses	12,680	10,312	36,791	28,085
Operating (loss) income	(7,894)	(324)	(10,597)	2,031
Interest expense, net	(501)	(188)	(1,474)	(468)
Other (expense) income	(7)	1	(19)	-
(Loss) income from continuing operations before income taxes	(8,402)	(511)	(12,090)	1,563
Income tax (expense) benefit	(1,699)	207	(183)	(631)
(Loss) income from continuing operations	(10,101)	(304)	(12,273)	932
Discontinued operations, net of taxes	(102)	(14)	(239)	(37)
Net (loss) income	$ (10,203)	$ (318)	$ (12,512)	$ 895

(Loss) earnings per share:
Basic:
(Loss) earnings from continuing operations	(1.06)	(0.03)	(1.29)	0.11
Loss from discontinued operations	(0.01)	(0.00)	(0.02)	(0.01)
(Loss) earnings per share	(1.07)	(0.03)	(1.31)	0.10

Diluted:
(Loss) earnings from continuing operations	(1.06)	(0.03)	(1.29)	0.10
Loss from discontinued operations	(0.01)	(0.00)	(0.02)	(0.00)
(Loss) earnings per share	(1.07)	(0.03)	(1.31)	0.10

Weighted average shares outstanding:
Basic	9,542	9,512	9,541	8,865
Diluted	9,542	9,512	9,541	8,948

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Thirty-nine weeks ended
	September 29,	September 30,
	2007	2006
		(As Restated,
		see Note 10)
Operating activities:
Net (loss) income	$ (12,512)	$ 895
Adjustments to reconcile (loss) income to net cash
used in operating activities:
Depreciation and amortization	2,123	1,382
Loss on disposal of fixed assets	19	-
Asset impairment	1,708	-
Provision for bad debts	44	-
Share-based compensation	303	193
Tax benefit from exercise of stock options	(6)	-
Deferred income taxes, net of valuation allowance	369	-
Cancellation of registration rights agreement	-	(70)
Changes in operating assets and liabilities:
Accounts receivable	261	(1,498)
Income tax receivable	(397)	-
Inventories	(2,220)	(26,583)
Prepaid expenses and other assets	(347)	(3,266)
Accounts payable	4,056	13,959
Accrued expenses, deferred rent and other long-term liabilities	2,905	2,391
Net cash used in operating activities	(3,694)	(12,633)

Cash flows from investing activities:
Purchase of property and equipment	(4,640)	(6,409)

Cash flows from financing activities:
Proceeds from public offering of stock, net of underwriting discount of $864	-	13,191
Public offering of stock costs	-	(767)
Proceeds from the issuance of common stock warrants	-	345
Borrowings on credit facility	13,410	17,865
Repayments on credit facility	(5,095)	(11,534)
Exercise of stock options	-	24
Tax benefit from exercise of stock options	6	36
Principal payments on capital leases	(200)	(40)
Net cash provided by financing activities	8,121	19,120

Net (decrease) increase in cash and cash equivalents	(213)	78
Cash and cash equivalents, beginning of period	680	494
Cash and cash equivalents, end of period	$ 467	$ 572

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 1,533	$ 362
Cash paid for income taxes	$ 88	$ 2,352
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accrued expenses and accounts payable	$ 31	$ 1,055
Capital lease obligations incurred	$ 1,429	$ -
Issuance of warrants in connection with stock offering	$ -	$ 377

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Business Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. and subsidiary (the "Company" or "Shoe Pavilion, Inc.") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes in conformity with accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2006 (the "2006 Annual Report") as filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim report. Interim results are not necessarily indicative of results for the full year. The financial data at December 30, 2006 presented herein is derived from the 2006 Annual Report.

Reclassification

Certain reclassifications have been made to the historical financial statements to conform to the current-year presentation. The Company has reclassified deferred income taxes and other assets at December 30, 2006 to separate balance sheet line items.

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The Company's most significant areas of estimation and assumptions are:

  determination of the appropriate amount and timing of discounts to clear slow-moving inventory;
  estimation of future cash flows used to assess the recoverability of long-lived assets;
  estimation of expected customer merchandise returns;
  determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation;
  estimation of its net deferred income tax asset valuation allowance; and
  estimation using actuarially determined methods of its self-insured claim losses under its worker's compensation plan.

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

In the first three quarters of fiscal year 2007, the Company incurred operating losses, negative cash flows from operations and had an accumulated deficit at September 29, 2007. Historically, the Company's liquidity needs have been met by cash flows from operations and available borrowings under the Company's revolving credit facility. Management believes that the existing revolving credit facility will be sufficient to fund currently anticipated cash requirements for the next twelve months. At September 29, 2007, the Company had approximately $5.5 million available under its revolving credit facility. If cash generated by operations does not result in a sufficient level of unused borrowing capacity, the Company's current operations and expansion plans could be constrained by its ability to obtain funds under the terms of the Company's revolving credit facility. In such a case, the Company would need to seek other financing alternatives with its bank or other sources.

The Company is changing its business model by adding consignment merchandise to its product offerings at all store locations. The new business model will increase the product available to customers to include denim, sportswear, accessories and fragrances. The Company signed consignment merchandise agreements for denim and fragrances in September 2007 and October 2007, respectively. The Company began placing the new consignment merchandise of denim, sportswear, accessories and fragrances in select stores in October 2007. The consignor is responsible for the merchandise selection and pricing. The majority of the Company's sales will continue to be from its footwear offerings. To free up floor space for the new consignment merchandise, the Company has begun a program of sales discounts to reduce certain identified inventory in the stores. The Company currently intends to place the consignment merchandise into all stores over the next fiscal year as floor space becomes available. All stores may not carry all types of the consignment merchandise available. The Company initially expects to target stores with square footage greater than 15,000 square feet and then expand into the smaller stores depending on their size. The Company expects to include consignment inventory in each new store that is opened in the future. As a result of the expansion into consignment merchandise, a greater percentage of store inventory will not be owned by the Company.

In the quarter ended September 29, 2007, the Company recorded a lower of cost or market adjustment of $2.3 million based on the discounts planned to clear floor space for the new consignment merchandise. Although the Company believes that at September 29, 2007, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that future trends could require the Company to take further inventory reductions therefore impacting the Company's lower of cost or market adjustments. In this regard, the Company monitors its inventory levels closely and will take appropriate actions, including taking additional discounts as necessary, to maintain the appropriate value of the Company's inventory. To better manage its inventories, the Company has reduced its purchase commitments for the first quarter of fiscal year 2008 with the goal of reducing inventories by 10% to 15%.

2. Recently Adopted Accounting Pronouncements

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

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows an entity to choose between two acceptable alternatives based on their accounting policies for transactions in which the entity collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense recorded in the income statement. Conversely, the net method allows a reduction to sales revenue. Entities should disclose the method selected pursuant to Accounting Principles Board No. 22, "Disclosure of Accounting Policies." If such taxes are reported gross and are significant, entities should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning December 31, 2006. The Company adopted the guidance during the first quarter of fiscal year 2007 and consistent with its historical accounting policies the Company has presented sales net of taxes collected.

3. Income Taxes

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

In connection with the Company's adoption of FIN 48, the Company recorded a net decrease in retained earnings and recorded a liability for unrecognized tax benefits of $210,000.  The liability relates to various tax accounting methods for accrued liabilities.  Future changes in the unrecognized tax benefit will have no impact on the effective tax rate. During the third quarter of 2007, the Company increased its FIN 48 reserve by $46,000 related to accrued liabilities including interest. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  The Company classifies income tax penalties as part of selling, general and administrative expense and interest as part of interest expense.  Penalties and interest accrued upon adoption of FIN 48 are immaterial.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2004 - 2006
California	2003 - 2006

The Internal Revenue Service commenced an examination of the Company's U.S. income tax returns for the 2004 tax year that is anticipated to be completed by the end of 2008.  The Company does not believe the audit will result in any material impact on its financial position.

Under Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In the third quarter of fiscal year 2007, the Company recorded a charge to income tax expense of approximately $4.8 million related to establishing a partial valuation allowance against its deferred income tax assets. The Company's determination to record a valuation allowance was based on the recent history of cumulative losses and losses expected in early future years. The remaining deferred income tax assets of $3.0 million at September 29, 2007 relate to federal taxes paid where refund claims are expected to be made for net operating losses that can be carried back to prior years. In addition, the Company discontinued recording income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize its deferred income tax assets. The following table summarizes the components of deferred income tax assets (liabilities):

	September 29,	December 30,
	2007	2006
Current:
Uniform capitalization of inventory costs	$ 655	$ 641
Accrued vacation	166	149
Inventory reserve	1,262	388
Prepaid expenses	(94)	(161)
State taxes	(173)	(69)
Stock options	232	78
Net operating loss	2,479	-
Other	(14)	8
	4,513	1,034
Less valuation allowance	(1,495)	-
Total current	3,018	1,034

Long Term:
Deferred state taxes	(315)	(160)
Basis difference in fixed assets	2,261	1,395
Deferred rent and tenant improvements	983	1,118
Net operating loss	449	-
Other	14	-
	3,392	2,353

Less valuation allowance	(3,392)	-
Total long term	-	2,353
Net current deferred tax assets	$ 3,018	$ 3,387

4. (Loss) Earnings Per Share

Basic (loss) earnings per share is computed as net (loss) income divided by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share is computed as net (loss) income divided by the weighted average number of common shares outstanding and potentially dilutive common equivalent shares outstanding for the period. The following table summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Weighted average number of common shares:	(in thousands)		(in thousands)
Basic	9,542	9,512	9,541	8,865
Effect of dilutive securities-stock options	-	-	-	83
Diluted	9,542	9,512	9,541	8,948

All outstanding options and warrants for the thirteen and thirty-nine weeks ended September 29, 2007, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

5. Stock Option Plans

The Company has two share-based compensation plans: the Amended and Restated 1998 Equity Incentive Plan and the Amended and Restated 1998 Non-Employee Director Stock Plan.

A summary of the Company's stock option activity during the thirty-nine weeks ended September 29, 2007 is presented in the following table:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(years)	(000)

Outstanding at December 31, 2006	596,500	$ 5.40
Granted	35,000	$ 2.98
Exercised	(5,000)	$ 1.58
Forfeited or expired	(150,000)	$ 7.05
Outstanding at September 29, 2007	476,500	$ 4.73	6.17	$ 205

Vested and expected to vest at September 29, 2007	445,446	$ 4.78	6.07	$ 182
Exercisable and vested at September 29, 2007	288,038	$ 4.32	5.19	$ 156

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company's average stock price for that day. As of September 29, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $392,300, which is expected to be recognized over a weighted average period of approximately 1.54 years. During the thirteen weeks ended September 29, 2007, no options were exercised. During the thirty-nine weeks ended September 29, 2007, the intrinsic value of options exercised was $25,300.

A summary of the status of the Company's nonvested options as of December 31, 2006 and changes during the thirty-nine weeks ended September 29, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at December 31, 2006	377,775	$ 3.15
Granted	-	$ -
Vested	(70,451)	$ 2.27
Forfeited	-	$ -
Nonvested at March 31, 2007	307,324	$ 3.35

Nonvested at March 31, 2007	307,324	$ 3.35
Granted	35,000	$ 1.70
Vested	(26,315)	$ 3.67
Forfeited	(112,500)	$ 3.71
Nonvested at June 30, 2007	203,509	$ 2.81

Nonvested at June 30, 2007	203,509	$ 2.81
Granted	-	$ -
Vested	(15,047)	$ 3.46
Forfeited	-	$ -
Nonvested at September 29, 2007	188,462	$ 2.76

During the thirteen and thirty-nine weeks ended September 29, 2007, the total fair value of options vested was $52,000 and $303,000, respectively.

The Company issues new shares of common stock upon the exercise of stock options.

As of September 29, 2007, there were 427,061 shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of September 29, 2007, is as follows:

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
				Contractual	Exercise		Exercise
Range of Exercise Prices			Number	Life (in years)	Price	Number	Price

$ 1.03	-	$ 1.55	102,500	6.3	$ 1.27	77,500	$ 1.27
$ 1.81	-	$ 2.72	95,000	5.2	$ 1.99	67,500	$ 1.94
$ 3.21	-	$ 4.82	33,000	8.8	$ 3.53	8,280	$ 4.10
$ 7.00	-	$ 10.50	246,000	6.1	$ 7.39	134,758	$ 7.27
$ 1.03	-	$ 10.50	476,500	6.2	$ 4.73	288,038	$ 4.32

The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented:

	Thirty-nine weeks ended
	September 29,	September 30,
	2007	2006
Expected volatility	66.10%	55.00%
Expected dividends	None	None
Expected term (in years)	4.5	3 - 4
Risk-free interest rate	5.04%	4.96% - 5.31%

6. Discontinued Operations

Strategic decisions to close stores or exit locations or activities are made at least annually. If stores or operating activities to be closed or exited constitute components, as defined by Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented, net of tax, as a separate component on the Condensed Consolidated Statement of Operations.

In August 2007, the Company closed two underperforming stores located in Chino, California which had reached the end of the initial lease term. In accordance with SFAS No. 144, the results of operations for the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006, for the two closed Chino stores are classified as discontinued operations as there were no migration of customers or cash flows. The results of operations for discontinued stores includes only revenues generated from, and expenses directly associated with, the operation of such stores and consists of the following:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net sales	$ 106	$ 201	$ 643	$ 615
Cost of sales and related occupancy expenses	149	160	670	479
Gross (loss) profit	(43)	41	(27)	136
Selling, general and administrative expenses	57	64	208	198
Loss from discontinued operations before income taxes	(100)	(23)	(235)	(62)
Income tax (expense) benefit	(2)	9	(4)	25
Net loss	$ (102)	$ (14)	$ (239)	$ (37)

7. Impairment Charges

Based on the criteria in SFAS No. 144, long-lived assets are reviewed for impairment when events occur or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company analyzes the operating results of its stores and assesses the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment and leasehold improvements, have been impaired. Based on an analysis of expected undiscounted cash flows over the remaining term of the leases, the Company recognized approximately $1.7 million of noncash impairment charge during the thirteen week period ended September 29, 2007, related to leasehold improvements at seven underperforming stores. Fair value of the leasehold improvements was determined to be zero.

8. Legal Proceedings

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

9. Commitments and Off-Balance Sheet Financing

The Company has signed non-cancelable lease agreements for fourteen stores to be opened in the next twelve to eighteen months. Future minimum lease payments related to these new leases are as follows:

Lease Payments
(in thousands)
2008	$ 2,652
2009	5,350
2010	5,350
2011	5,350
2012	5,350
Thereafter	28,369
$ 52,421

The Company has obtained documentary and standby letters of credit from Wells Fargo Retail Finance, LLC. These letters of credit are used to guarantee payments to various third parties. The total of these letters of credit was $480,000 at September 29, 2007. When the Company receives the related goods or services, the Company records the liability. When the liability is paid, the related letters of credit are cancelled.

10. Restatement of Consolidated Financial Statements

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the thirty-nine weeks ended September 30, 2006, the Company determined that accounts payable incurred in connection with property and equipment expenditures represented a non- cash investing activity that should not have been reflected in the condensed consolidated statements of cash flows until payment of the liabilities had been made. Additionally, the Company determined that the change in other assets should be classified as an operating activity as opposed to an investing activity, that the borrowings and repayments on the credit facility should be recorded on a gross basis, and that the tax benefit from exercise of stock options should be reported separately from prepaid expenses and other current assets. Accordingly, the Company restated the condensed consolidated statement of cash flows for the thirty-nine weeks ended September 30, 2006 to reflect these reclassifications. The restatement had no effect on previously issued condensed consolidated balance sheets or condensed consolidated statements of operations. Following is a summary of the corrections:

Thirty-nine weeks ended September 30, 2006
Condensed Consolidated Statement of Cash Flows
As Previously
	Reported	Adjustment	As Restated
(In thousands)

Cah flows from Operating Activities:
Tax benefit from exercise of stock options	$ -	$ (36)	$ (36)
Prepaid expenses and other current assets	$ (3,336)	$ 70	$ (3,266)
Accounts payable	$ 13,944	$ 15	$ 13,959
Accrued expenses and deferred rent	$ 2,264	$ 127	$ 2,391
Net cash used in operating activities	$ (12,809)	$ 176	$ (12,633)

Cah flows from Investing Activities:
Purchase of property and equipment	$ (6,267)	$ (142)	$ (6,409)
Other assets	$ 34	$ (34)	$ -
Net cash used in investing activities	$ (6,233)	$ (176)	$ (6,409)

Cah flows from Financing Activities:
Borrowings on credit facility	$ 6,331	$ 11,534	$ 17,865
Repayments on credit facility	$ -	$ (11,534)	$ (11,534)

Supplemental disclosure of non-cash
investing and financing activities:
Property and equipment in accrued
expenses and accounts payable	$ 637	$ 418	$ 1,055

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the condensed consolidated statement of cash flows discussed in Item 1 of this Form 10-Q.

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or representing management's beliefs about, the Company's future strategies, operations and financial results, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the Company. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may not prove to be accurate. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict and could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, the Company's recent acceleration of store openings in new markets and the additional costs associated with such expansion, competitive pressures in the footwear industry, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting retail market conditions, the Company's ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management's ability to negotiate acceptable lease terms and maintain supplier and business relationships and open new stores in a timely manner. Other risks and uncertainties include those described in this Report, in Part II, "Item 1A. Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 30, 2006. Risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company include, but are not limited to:
  the Company's ability to successfully introduce new product offerings in its stores that will contribute a margin at least comparable to what footwear had generated in the vacated floor space;
  the Company's ability to enter into new consignment agreements and to maintain and renew existing consignment agreements;
  the Company's continued ability to access capital through cash flows from operations and its revolving credit facility;
  changes in consumer preferences or fashion trends that affect the sales or product margins of the Company's product offerings;
  the Company's ability to negotiate acceptable leases and to execute store openings and closings on schedule and at acceptable expense levels;
  weakness in consumer demand for products sold by the Company, including weakness caused by the availability of consumer credit and consumer confidence;
  changes in the timing of holidays or in the onset of seasonal weather affecting period to period sales comparisons;
  changes in the Company's relationships with vendors and other resources making it more difficult to obtain footwear and accessories on favorable financial terms and conditions;

  changes in business strategies by the Company's competitors in pricing and promotional discounts, entry of additional competitors into the Company's markets, and other competitive factors; and
  the Company's recurring losses may lead to additional store closures.

The following should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto provided under "Item 1-Financial Statements" above.

Overview

Shoe Pavilion is an independent off-price footwear retailer with locations in the Western and Southwestern United States. As of September 29, 2007, it operated 113 stores in Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico. During the first nine months of fiscal year 2007, the Company opened eleven stores and closed six stores. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the branded footwear market. The Company offers a broad selection of quality designer label and branded footwear, typically at 20% to 60% below regular department store prices, in a convenient self-service store format.

In the market, the Company is positioned between discount stores and department stores. Unlike discount stores, it offers designer label and branded footwear that, in its opinion, has long-term customer appeal. As a result, the Company appeals to quality, style and designer label-oriented customers with relatively higher spending power. Unlike department stores, the Company's prices are designed to appeal to value-oriented consumers seeking quality branded footwear typically found at department stores or branded retail outlets at higher everyday prices. Stores are strategically located in strip malls, outlet centers, large format retail centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. On average, over 20,000 pairs of shoes representing over 100 brands are displayed on the selling floor of most of its stores, compared to a significantly smaller product offering at typical department stores. Mature stores are evaluated for remodeling based on each store's age and competitive situation, as well as how much the landlord will contribute toward the required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competitive trends and the availability of adequate capital. The Company currently plans to open fourteen new stores and close three stores at end of lease in fiscal year 2008.

In the first three quarters of fiscal year 2007, the Company incurred operating losses and negative cash flows from operations and had an accumulated deficit at September 29, 2007. Historically, the Company's liquidity needs have been met by cash flows from operations and available borrowings under the Company's revolving credit facility. Management believes that the revolving credit facility will be sufficient to fund currently anticipated cash requirements for the next twelve months. At September 29, 2007, the Company had approximately $5.5 million available under its revolving credit facility. If cash generated by operations does not result in a sufficient level of unused borrowing capacity, the Company's operations and expansion plans could be constrained by its ability to obtain funds under the terms of the Company's revolving credit facility. In such a case, the Company would need to seek other financing alternatives with its bank or other parties.

The Company is changing its business model by adding consignment merchandise to its product offerings at all store locations. The new business model will increase the product available to customers to include denim, sportswear, accessories and fragrances. The Company signed consignment merchandise agreements for denim and fragrances in September 2007 and October 2007, respectively. The Company began placing the new consignment merchandise of denim, sportswear, accessories and fragrances in select stores in October 2007. The consignor is responsible for the merchandise selection and pricing. The majority of the Company's sales, approximately 80%-90%, will continue to be from its footwear offering. To free up floor space for the new consignment merchandise, the Company has begun a program of sales discounts to reduce certain identified inventory in the stores. The Company currently intends to place the consignment merchandise into all stores over the next fiscal year as floor space becomes available. All stores may not carry all types of the consignment merchandise available. The Company initially expects to target stores with a square footage greater than 15,000 square feet and then expand into the smaller stores depending on their size. The Company expects to include consignment inventory in each new store that is opened in the future. As a result of the expansion into consignment merchandise, a greater percentage of store inventory will not be owned by the Company. In the quarter ended September 29, 2007, the Company recorded a lower of cost or market adjustment of approximately $2.3 million based on the discounts planned to clear floor space for the new consignment merchandise.

Historically, the Company's growth strategy had focused on the Western United States, but now includes opening new stores throughout the Southwestern United States as suitable locations are found. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability, costs related to opening new stores, availability of capital and the Company's ability to acquire quality brand merchandising at competitive prices. Over the last several years, the Company has focused on closing its smaller stores and replacing them with larger stores in more attractive locations. The average square footage of these new stores has been and is expected to continue to be approximately 15,000 to 21,000 square feet. The average square footage of new stores in fiscal years 2005, 2006 and the first three quarters of 2007 were 15,000, 21,000 and 18,000 square feet, respectively. The Company expects the average size of its stores to increase for the foreseeable future. The expansion into new markets and states as well as the transition to larger format stores is expected to take a longer period of time for those stores to achieve results in line with the Company's experience in existing mature markets.

Results of Operations

Thirteen Weeks Ended September 29, 2007 Compared to Thirteen Weeks Ended September 30, 2006.

The following table sets forth statements of income data and relative percentages of net sales for the thirteen week period ended September 29, 2007 and thirteen week period ended September 30, 2006 (dollar amounts in thousands).

	Thirteen weeks ended
	September 29,		September 30,
	2007		2006		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$ 37,313	100.0%	$ 31,577	100.0%	$ 5,736	18.2%
Cost of sales and related occupancy expenses	30,819	82.6%	21,589	68.4%	9,230	42.8%
Asset impairment	1,708	4.6%	-	0.0%	1,708	n/a
Gross profit	4,786	12.8%	9,988	31.6%	(5,202)	(52.1%)
Selling, general and administrative expenses	12,680	34.0%	10,312	32.6%	2,368	23.0%
Operating loss	(7,894)	(21.2%)	(324)	(1.0%)	(7,570)	2,336.4%
Interest expense, net	(501)	(1.3%)	(188)	(0.6%)	(313)	166.5%
Other (expense) income	(7)	(0.0%)	1	0.0%	(8)	(800.0%)
Loss from continuing operations before income taxes	(8,402)	(22.5%)	(511)	(1.6%)	(7,891)	1,544.2%
Income tax (expense) benefit	(1,699)	(4.6%)	207	0.6%	(1,906)	(920.8%)
Loss from continuing operations	(10,101)	(27.1%)	(304)	(1.0%)	(9,797)	3,222.7%
Discontinued operations, net of taxes	(102)	(0.2%)	(14)	(0.0%)	(88)	628.6%
Net loss	$ (10,203)	(27.3%)	$ (318)	(1.0%)	(9,885)	3,108.5%

Net Sales. Net sales are net of estimated returns and sales discounts. Net sales for the thirteen week period ended September 29, 2007 increased by 18.2% or $5.7 million, to $37.3 million from $31.6 million in the thirteen week period ended September 30, 2006. The increase in net sales was due to the addition of 27 new stores and a comparable store sales increase of 2.3% offset by nine closed stores and increased sales discounts. Comparable store sales are based upon stores open at least 13 consecutive months. The following tables set forth sales data and relative percentages of net sales for the thirteen week period ended September 29, 2007 and thirteen week period ended September 30, 2006 (dollar amounts in thousands).

	Thirteen weeks ended
	September 29,		September 30,
	2007		2006		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Comparable stores sales	$ 28,960	77.6%	$ 28,299	89.6%	$ 661	2.3%
New stores sales	8,333	22.3%	2,196	6.9%	6,137	279.5%
Closed stores sales	147	0.4%	1,305	4.1%	(1,158)	(88.7%)
Returns reserve	(21)	-	(22)	-	1	(4.5%)
Total sales	37,419	100.3%	31,778	100.6%	5,641	17.8%

Less discontinued operations	106	0.3%	201	0.6%	(95)	(47.3%)
Net sales	$ 37,313	100.0%	$ 31,577	100.0%	5,736	18.2%

Gross Profit. Cost of sales includes landed merchandise and occupancy expenses. Gross profit for the thirteen week period ended September 29, 2007 decreased by 52.1%, or $5.2 million, to $4.8 million from $10.0 million in the thirteen week period ended September 30, 2006, primarily as a result of recording an inventory lower of cost or market adjustment of $2.3 million, executed to clear floor space for the introduction of consignment inventory and a $1.7 million noncash impairment charge related to leasehold improvements for seven underperforming stores. As a percent of sales, gross profit decreased to 12.8% for the thirteen week period ended September 29, 2007 from 31.6% in the thirteen week period ended September 30, 2006, due to the lower of cost or market inventory adjustment of 6.2%, the asset impairment charge of 4.6%, higher occupancy expenses of 3.9% primarily related to new stores, and a reduction in selling margin of 4.2%, related to increased discounts.

Excluding the inventory lower of cost or market adjustment and asset impairment charge, gross profit for the thirteen week period ended September 29, 2007 decreased by 12.0%, or $1.2 million, to $8.8 million from $10.0 million in the thirteen week period ended September 30, 2006. As a percent of sales, gross profit decreased to 23.6% for the thirteen week period ended September 29, 2007 from 31.6% in the thirteen week period ended September 30, 2006, due to higher occupancy expenses of 3.9%, primarily related to new stores and a reduction in selling margin of 4.2%, related to increased discounts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirteen week period ended September 29, 2007 increased by 23.0%, or $2.4 million, to $12.7 million from $10.3 million in the thirteen week period ended September 30, 2006. The increase in selling, general and administrative expenses is primarily attributable to additional stores. Non-store related expenses increased primarily due to additional corporate personnel and Sarbanes-Oxley compliance. The $2.4 million increase is primarily from increases of $792,000 in store salaries, $282,000 in utilities, $221,000 in legal and accounting fees, $174,000 in corporate salaries, $153,000 in consulting fees, $136,000 in advertising, $121,000 in store services, $108,000 in group insurance costs, $97,000 in freight expenses, $83,000 in credit card fees, $72,000 in payroll taxes, $59,000 in telephone, $39,000 in waste disposal, $38,000 in store banners and $33,000 in store supplies. As a percent of sales, selling, general and administrative expenses increased to 34.0% for the thirteen week period ended September 29, 2007 from 32.6% in the thirteen week period ended September 30, 2006. The increase as a percent of sales is primarily due to increases of 0.5% in legal and accounting fees, 0.4% in consulting fees and 0.4% in utilities.

Interest Expense. Interest expense for the thirteen week period ended September 29, 2007 increased by 166.5%, or $313,000, to $501,000 from $188,000 in the thirteen week period ended September 30, 2006, due to a higher average interest rate and increased borrowings, primarily due to build-out costs and working capital for new stores, under the Company's revolving credit facility during the thirteen week period ended September 29, 2007 compared to the thirteen week period ended September 30, 2006.

Income Tax (Expense) Benefit. A $1.7 million tax expense was recorded during the thirteen week period ended September 29, 2007 due to the establishment of a deferred income tax valuation allowance of $4.8 million based on the recent history of cumulative losses and losses expected in early future years. The expense related to the valuation allowance was partially offset by a $3.1 million tax benefit recognized from the loss incurred for the thirteen week period ended September 29, 2007 which the Company can carry back to prior income tax returns.

Discontinued Operations. Loss from discontinued operations, net of taxes, for the thirteen week period ended September 29, 2007 increased by 628.6%, or $88,000, to $102,000 from $14,000 in the thirteen week period ended September 30, 2006, due to the continued declines in the operating performance of the two closed stores located in Chino, California.

Store Activity. The following table presents the change in store count for the thirteen week period ended September 29, 2007 and thirteen week period ended September 30, 2006.

	Thirteen weeks ended
	September 29,	September 30,
	2007	2006

Beginning store count	108	96
Stores opened	7	7
Stores closed	(2)	(3)
Ending store count	113	100

Thirty-nine Weeks Ended September 29, 2007 Compared to Thirty-nine Weeks Ended September 30, 2006.

The following table sets forth statements of income data and relative percentages of net sales for the thirty-nine week period ended September 29, 2007 and thirty-nine week period ended September 30, 2006 (dollar amounts in thousands).

	Thirty-nine weeks ended
	September 29,		September 30,
	2007		2006		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$ 110,550	100.0%	$ 89,854	100.0%	$ 20,696	23.0%
Cost of sales and related occupancy expenses	82,648	74.8%	59,738	66.5%	22,910	38.4%
Asset impairment	1,708	1.5%	-	0.0%	1,708	n/a
Gross profit	26,194	23.7%	30,116	33.5%	(3,922)	(13.0%)
Selling, general and administrative expenses	36,791	33.3%	28,085	31.2%	8,706	31.0%
Operating (loss) income	(10,597)	(9.6%)	2,031	2.3%	(12,628)	(621.8%)
Interest expense, net	(1,474)	(1.3%)	(468)	(0.6%)	(1,006)	215.0%
Other expense	(19)	(0.0%)	-	0.0%	(19)	n/a
(Loss) income from continuing operations before income taxes	(12,090)	(10.9%)	1,563	1.7%	(13,653)	(873.5%)
Income tax expense	(183)	(0.2%)	(631)	(0.7%)	448	(71.0%)
(Loss) income from continuing operations	(12,273)	(11.1%)	932	1.0%	(13,205)	(1,416.8%)
Discontinued operations, net of taxes	(239)	(0.2%)	(37)	(0.0%)	(202)	545.9%
Net (loss) income	$ (12,512)	(11.3%)	$ 895	1.0%	(13,407)	(1,498.0%)

Net Sales. Net sales are net of estimated returns and sales discounts. Net sales for the thirty-nine week period ended September 29, 2007 increased by 23.0%, or $20.7 million, to $110.6 million from $89.9 million in the thirty-nine week period ended September 30, 2006. The increase in net sales was due to the addition of 35 new stores and a comparable store sales increase of 2.8% offset by eleven closed stores and increased sales discounts. Comparable store sales are based upon stores open at least 13 consecutive months. The following tables set forth sales data and relative percentages of net sales for the thirty-nine week period ended September 29, 2007 and thirty-nine week period ended September 30, 2006 (dollar amounts in thousands).

	Thirty-nine weeks ended
	September 29,		September 30,
	2007		2006		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Comparable stores sales	$ 82,785	75.0%	$ 80,529	89.6%	$ 2,256	2.8%
New stores sales	27,661	25.0%	6,463	7.2%	21,198	328.0%
Closed stores sales	705	0.6%	3,476	3.9%	(2,771)	(79.7%)
Returns reserve	42	-	1	-	41	4,100.0%
Total sales	111,193	100.6%	90,469	100.7%	20,724	22.9%

Less discontinued operations	643	0.6%	615	0.7%	28	4.6%
Net sales	$ 110,550	100.0%	$ 89,854	100.0%	20,696	23.0%

Gross Profit. Cost of sales includes landed merchandise and occupancy expenses. Gross profit for the thirty-nine week period ended September 29, 2007 decreased by 13.0%, or $3.9 million, to $26.2 million from $30.1 million in the thirty-nine week period ended September 30, 2006, primarily as a result of recording an inventory lower of cost or market adjustment of $2.3 million, executed to clear floor space for the introduction of consignment inventory and a $1.7 million noncash impairment charge related to leasehold improvements for seven underperforming stores. As a percent of sales, gross profit decreased to 23.7% for the thirty-nine week period ended September 29, 2007 from 33.5% in the thirty-nine week period ended September 30, 2006, due to the lower of cost or market inventory adjustment of 2.1%, the asset impairment charge of 1.5%, higher occupancy expenses of 3.7% primarily related to new stores, and a reduction in selling margin of 2.5%, related to increased discounts.

Excluding the inventory lower of cost or market reserve and asset impairment charge, gross profit for the thirty-nine week period ended September 29, 2007 increased by 0.3%, or $85,000, to $30.2 million from $30.1 million in the thirty-nine week period ended September 30, 2006. As a percent of sales, gross profit decreased to 27.3% for the thirty-nine week period ended September 29, 2007 from 33.5% in the thirty-nine week period ended September 30, 2006, due to higher occupancy expenses of 3.7%, primarily related to new stores and a reduction in selling margin of 2.5%, related to increased discounts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirty-nine week period ended September 29, 2007 increased by 31.0%, or $8.7 million, to $36.8 million from $28.1 million in the thirty-nine week period ended September 30, 2006. The increase in selling, general and administrative expenses is primarily attributable to additional stores. Non-store related expenses increased primarily due to additional corporate personnel and Sarbanes-Oxley compliance. The $8.7 million increase is primarily from increases of $2,752,000 in store salaries, $1,061,000 in advertising, $728,000 in freight expenses, $663,000 in utilities, $411,000 in consulting fees, $391,000 in credit card fees, $387,000 in corporate salaries, $263,000 in payroll taxes, $227,000 in store supplies, $218,000 in store services, $212,000 in warehouse fees, $189,000 in group insurance costs, $182,000 in computer support fees, $154,000 in legal and accounting fees, $147,000 in telephone, $143,000 in repairs and maintenance, $117,000 in miscellaneous expenses, $111,000 in noncash stock compensation expense, $104,000 in store banners, $94,000 in general insurance costs and $75,000 in waste disposal. As a percent of sales, selling, general and administrative expenses increased to 33.3% for the thirty-nine week period ended September 29, 2007 from 31.2% in the thirty-nine week period ended September 30, 2006. The increase as a percent of sales is primarily due to increases of 0.4% in consulting fees, 0.3% in store salaries, 0.3% in freight expenses, 0.3% in utilities and 0.2% in store services.

Interest Expense. Interest expense for the thirty-nine week period ended September 29, 2007 increased by 215.0%, or $1.0 million, to $1.5 million from $468,000 in the thirty-nine week period ended September 30, 2006, due to a higher average interest rate and increased borrowings, primarily due to build-out costs and working capital for new stores, under the Company's revolving credit facility during the thirty-nine week period ended September 29, 2007 compared to the thirty-nine week period ended September 30, 2006.

Income Tax Expense. A $0.2 million tax expense was recorded during the thirty-nine week period ended September 29, 2007 due to the establishment of a deferred income tax valuation allowance of $4.8 million to reflect the net deferred income tax assets at an amount that is more likely than not to be realized. The valuation allowance was established due to the recent history of cumulative losses and losses expected in early future years. The recording of the valuation allowance was partially offset by the current year benefit of the losses incurred in the thirty-nine week period ended September 29, 2007.

Discontinued Operations. Loss from discontinued operations, net of taxes, for the thirty-nine week period ended September 29, 2007 increased by 545.9%, or $202,000, to $239,000 from $37,000 in the thirty-nine week period ended September 30, 2006, due to the continued declines in the operating performance of the two closed stores located in Chino, California.

Store Activity. The following table presents the change in store count for the thirty-nine week period ended September 29, 2007 and thirty-nine week period ended September 30, 2006.

	Thirty-nine weeks ended
	September 29,	September 30,
	2007	2006

Beginning store count	108	89
Stores opened	11	15
Stores closed	(6)	(4)
Ending store count	113	100

Liquidity and Capital Resources

The primary capital requirements are for inventory, store expansion, relocation and remodeling. In March 2006, the Company sold 2,000,000 shares of its common stock in a public offering and received $12.8 million in net proceeds from the offering and the sale of warrants, net of expenses. Historically, the Company's liquidity needs have been met by cash flows from operations, available borrowings under the Company's revolving credit facility and sales of securities. Management believes that the revolving credit facility will be sufficient to fund currently anticipated cash requirements for the next twelve months. The Company estimates that total average inventory in fiscal year 2008 will be approximately $15.0 million lower than in fiscal year 2007. A portion of this reduction, approximately $6.1 million, will come from the reduction of inventory to provide floor space for the new consignment merchandise offering. In addition, the Company estimates that it will reduce inventory levels for fiscal year 2008 through better inventory management.

During the thirty-nine week period ended September 29, 2007, the Company opened three stores in California, three stores in Texas, two stores in Arizona, one store in Nevada, one store in Washington and one store in New Mexico. To open the eleven stores, build up inventories to support future store openings and supplement existing footwear offerings, including seasonal styles, required an increase in inventory of $5.5 million, or $2.2 million, net of a $2.3 million inventory lower of cost or market reserve. A new 20,000 square foot store requires working capital of approximately $650,000 and capital expenditures for build-out of approximately $185,000 (net of tenant allowances). During the thirty-nine week period ended September 29, 2007, the Company closed six stores. The costs associated with closing the six stores did not have a material impact on the Company's financial position.

Operating activities

Cash used in operating activities was $3.7 million for the thirty-nine week period ended September 29, 2007, compared to $12.6 million for the thirty-nine week period ended September 30, 2006. Cash used in operating activities for the thirty-nine week period ended September 29, 2007 was primarily attributed to operating losses of $12.5 million and a $2.2 million increase in inventory due to the opening of new stores and seasonal needs, net of a $2.3 million inventory lower of cost or market adjustment. Cash used in operating activities for the thirty-nine week period ended September 30, 2006 was primarily attributed to a $26.6 million increase in inventory due the opening of new stores and seasonal needs, offset by a $14.0 million increase in accounts payable.

Inventories at September 29, 2007 were $2.2 million higher than at December 30, 2006. The increase reflects higher average inventory per store, seasonal needs and a net increase in stores operated, net of a $2.3 million inventory lower of cost or market adjustment. The Company is aware that inventory levels and valuations may change due to current and anticipated sales trends and that there is always the possibility that future trends could require the Company to take further inventory lower of cost or market adjustments. In this regard, the Company monitors its inventory levels closely and will take appropriate actions, including taking additional discounts, as necessary, to maintain the appropriate value of the Company's inventory.

Investing activities

Cash used in investing activities was $4.6 million for the thirty-nine week period ended September 29, 2007 compared to $6.4 million for the thirty-nine week period ended September 30, 2006. For the thirty-nine week periods ended September 29, 2007 and September 30, 2006, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and relocated stores.

Future capital expenditures will depend primarily on the number of planned store openings, the number of existing stores the Company remodels and the timing of these expenditures. The Company continuously evaluates its future capital expenditure plans and adjusts planned expenditures, as necessary, based on business conditions. Because the Company is able to identify locations, negotiate leases, and construct stores in a relatively short period of time, the Company is able to maintain considerable flexibility in the timing and extent of its capital expenditures. The Company currently plans to open four new stores in the fourth quarter of fiscal year 2007 with working capital of approximately $2.2 million and capital expenditures for build-out of approximately $500,000 (net of tenant allowances). The Company currently plans to open fourteen new stores in fiscal year 2008 and estimates capital expenditures of approximately $2.2 million for the fourteen stores, excluding any amounts that may be reimbursed from landlords.

Financing activities

Cash provided by financing activities was $8.1 million for the thirty-nine week period ended September 29, 2007 compared to $19.1 million for the thirty-nine week period ended September 30, 2006. The primary source of cash was a $13.4 million draw on the Company's revolving credit facility, or $8.3 million, net of $5.1 million in repayments. For the thirty-nine week period ended September 30, 2006, the Company received $12.8 million (net of underwriting discounts of $0.86 million and costs of $0.77 million) from the proceeds of its secondary public offering and from the issuance of common stock warrants.

A revolving credit facility is maintained with Wells Fargo Retail Finance, LLC ("Lender") that provides for borrowings of up to $40.0 million, which may be increased at the Company's option up to a maximum of $50.0 million. The revolving credit facility expires in April 2011. As of September 29, 2007, the Company was in compliance with the financial covenants of its revolving credit facility. The Company believes its credit line with the Lender is sufficient to fund operations for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. At September 29, 2007, the Company had approximately $5.5 million available under its revolving credit facility. If cash generated by operations does not result in a sufficient level of unused borrowing capacity, the Company's operations and expansion plans could be constrained by its ability to obtain funds under the terms of the Company's revolving credit facility. In such a case, the Company would need to seek other financing alternatives with its bank or other parties. For a detailed discussion, see Part I, Item 1A "Risk Factors - The covenants in our revolving credit facility may impact our ability to access borrowings to fund our expansion" of the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

Seasonality and Quarterly Results

The business, measured in terms of net sales, is subject to seasonal fluctuations and trends. Historically, a higher amount of the Company's net sales were, and may continue to be realized during the fourth quarter of the Company's fiscal year, which includes the winter holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company's rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Inventory Valuation. Inventories are stated at the lower of average cost or market. The Company adjusts inventory based on historical experience and current information in order to assure that inventory is recorded properly at the lower of average cost or market. Among the factors the Company considers include current sell through, seasonality and length of time held in inventory. The amount ultimately realized from the sale of the Company's inventories could differ materially from its estimates.

A lower of cost or market adjustment has been taken on selected slower moving inventory that the Company desires to sell in order to make room for consignment merchandise as previously discussed. The Company expects to sell through this inventory over the next few months. If the sales discounts are worse than anticipated, the Company may record additional adjustments in subsequent quarters.

Long-lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management evaluates the carrying value of assets associated with stores which have been open at least 13 consecutive months. The Company records an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected undiscounted future cash flows. Management's estimates and assumptions used in the projections are subject to a high degree of judgment and if actual results differ, additional losses may be recorded.

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

Income Taxes. Under Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

In accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can objectively verified. In the third quarter of fiscal year 2007, the Company recorded a charge to income tax expense of $4.8 million related to establishing a partial valuation allowances against its deferred tax assets. The determination to record a valuation allowance was based on the recent history of cumulative losses and losses expected in early future years. In conducting its analysis, the Company utilized a consistent approach which considers its current year loss, including an assessment of the degree to which any losses were driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviewed changes in near-term market conditions and any other factors arising during the period which may impact its future operating results. The Company considered both positive and negative evidence in its analysis. The remaining deferred income tax assets of $3.0 million at September 29, 2007 relate to federal taxes paid where refund claims are expected to be made for net operating losses that can be carried back to prior years. In addition, the Company will discontinue recording income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize its remaining deferred income tax assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's Annual Report on Form 10-K for the year ended December 30, 2006 includes a discussion of market risk. There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

Item 4T. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the preparation of its Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2007, the Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of its management, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting described below and the non-timely filing of the Company's quarterly report on Form 10-Q for the quarter ended September 29, 2007, the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) were not effective in ensuring that information required to be included in its periodic SEC filings is recorded, processed, summarized and reported within the time periods specified.

Management identified the following material weaknesses in its internal control over financial reporting as of September 29, 2007:

Material weakness related to the control environment - The Company did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of its operations. Specifically, the Company did not have adequate controls for the purposes of establishing, maintaining and communicating its control environment due to the insufficient number of personnel and lack of appropriate depth of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America ("US GAAP") in its accounting and finance function.

Material weakness related to preparation of account analysis, account summaries and account reconciliations - In certain cases, inaccurate or incomplete account analyses, account summaries and account reconciliations were prepared during the quarter-end financial closing and reporting process in the areas of inventory, fixed assets and income taxes. As a result, material adjustments were necessary in order to present the Company's condensed consolidated financial statements for the thirty-nine weeks ended September 29, 2007 in accordance with US GAAP.

There were no changes made in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of the last evaluation.

On November 15, 2007, subsequent to the end of the period covered by this Report, the Company hired Michael McHugh as its Executive Vice President and Chief Financial Officer. Mr. McHugh has over 35 years of finance and accounting experience in retail and other corporate environments, working with both public and private companies. Mr. McHugh will be responsible for the Company's accounting, finance, and financial reporting functions. The Company believes that the hiring of Mr. McHugh will improve the effectiveness of its internal control over financial reporting.

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

Item 1A. Risk Factors.

The Annual Report on Form 10-K for the year ended December 30, 2006 includes a detailed discussion of risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

If the Company is unable to reverse the recent trend of operating losses and negative cash flows from operations, its available sources of liquidity may be unable to sustain its current operating and expansion plans.

Historically, the Company's liquidity needs have been met by cash flows from operations and available borrowings under its revolving credit facility. The Company has experienced operating losses and negative cash flows from operations during the first three quarters of fiscal 2007. Consequently, it has relied on its revolving credit facility to fund certain expansion and operating costs. At September 29, 2007, the Company had approximately $5.5 million available under its revolving credit facility. If cash generated from operations does not result in a sufficient level of working capital, the Company's expansion and operating plans would be solely dependent on accessing funds under the unused capacity of its revolving credit facility. Further borrowings or a reduction in the amount available under the revolving credit facility would constrain expansion and operating activities. In such an instance, the Company would need to reduce its operating costs and seek alternative funding, the nature and source of which has not been identified and may not be available on acceptable terms, if at all. If the Company were unable to implement either or both of these steps, its operations would be materially and adversely impacted.

If the Company is unable to successfully implement or maintain its new business model by adding consignment merchandise to its product offerings, the Company's future operating results could be negatively impacted.

No assurance can be given that the Company will be successful in implementing or maintaining its new business model in the future. No assurance can be given that the Company will be able to enter into new consignment agreements and to maintain and renew existing consignment agreements. Furthermore, no assurance can be given that introduction of new product offerings in its stores will contribute a margin at least comparable to what footwear had generated in the vacated floor space. Any failure to successfully implement or maintain the Company's new business model could have a material adverse effect on the Company's results of operations.

If the Company is unable to successfully sell the merchandise identified for the reduction of floor space for the new consignment merchandise at the discounted prices, the Company's future operating results could be negatively impacted.

No assurance can be given that the Company will be successful in selling the merchandise at the markdown prices in the future and further inventory write-downs may be necessary. In addition, no assurance can be given that the floor space for the new consignment merchandise will be available. Any failure to successfully implement or maintain the Company's markdown strategy could have a material adverse effect on the Company's results of operations.

If the Company is unable to successfully remediate its material weaknesses and maintain a control environment that fully emphasizes the establishment of, adherence to, and adequate communication of appropriate internal control for all aspects of its operations, the Company's financial reporting may not provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

No assurances can be given that the Company will be able to remediate its material weaknesses to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, no assurances can be given that the Company will be able to maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time. No assurances can be given that the Company is able to ensure that it can conclude on an ongoing basis that it has effective design and operation of internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibits:

31.1    Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF

31.2    Certification of the Company's Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF

32.1    Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF

32.2    Certification of the Company's Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 23, 2007.

SHOE PAVILION, INC., as Registrant

/s/ MICHAEL P. MCHUGH
Michael P. McHugh
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)