Form 10-K
period 2007-12-29
SHOE PAVILION INC
filed 2008-03-28
CIK 1051009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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
YES    ☒        NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 29, 2007, was approximately $19.7 million based upon the closing sale price for the registrant's Common Stock on that date.

      The number of shares of the registrant's Common Stock outstanding as of March 24, 2008: 9,542,331.

      Documents incorporated by reference: Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 29, 2007.

     PDF provided as courtesy

SHOE PAVILION, INC.

PART I

This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or management's beliefs about, our future strategies, operations and financial results, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the Company. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may not prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict and could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, substantial operating losses and negative cash flows from operations incurred in the fiscal year ended December 29, 2007, the continued ability to access funds under our revolving credit facility, reducing expenses and controlling costs in the current difficult retail environment, successfully implementing a consignment program involving expanded merchandise offerings we have not previously carried in our stores, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting retail market conditions, our ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management's ability to negotiate acceptable lease terms and maintain supplier and business relationships. Other risks and uncertainties include those described in this Form 10-K under "Item 1A. Risk Factors," as well as those discussed elsewhere in this Annual Report.

Item 1. Business

Company Overview

Shoe Pavilion is an independent off-price footwear retailer with locations in the Western and Southwestern United States. As of December 29, 2007, we operated 115 stores in Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico. We were among the first footwear retailers on the West Coast to expand the off-price concept into the branded footwear market. We offer a broad selection of quality designer label and branded footwear, typically at 20% to 60% below regular department store prices, in a convenient self-service store format.

We are positioned in the retail market between discount stores and department stores. Unlike discount stores, we offer designer label and branded footwear that, in our opinion, has long-term customer appeal. As a result, we appeal to quality, style and designer label-oriented customers with relatively higher spending power. Unlike department stores, our prices are designed to appeal to value-oriented consumers seeking quality branded footwear typically found at department stores or branded retail outlets at higher everyday prices.

Our stores are strategically located in strip malls, outlet centers, large format retail centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. On average, over 20,000 pairs of shoes representing over 100 brands are displayed on the selling floor at most of our stores, compared to a significantly smaller product offering at typical department stores. Mature stores are evaluated for remodeling based on each store's age and competitive situation, as well as how much the landlord will contribute toward the required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competitive trends and the availability of adequate capital.

We incurred a net loss in fiscal year 2007 of $16.3 million. Approximately $9.0 million of the $16.3 million net loss in fiscal year 2007 was derived from the recognition of non-cash charges related to an asset impairment charge of $3.1 million, depreciation of $3.0 million, a lower of cost or market adjustment of $2.6 million and $0.3 million of stock based compensation. Non-cash charges represented approximately $9.0 million or 55% of the $16.3 million net loss in fiscal year 2007. In our efforts to reduce operating expenses and improve liquidity, management along with retail consultants, are reviewing all of our store leases and are in discussions with landlords regarding rent reductions and lease modifications. Additionally, we have hired third-party consultants, on a contingent fee basis, to review our operating expenses for cost reductions.

In the past three fiscal years, we have opened 49 new stores and closed 19 existing stores for a net increase of 30 additional stores. In fiscal year 2008, we plan to open 10 to 12 new stores and close 3 stores at the end of their leases. As a result of this expansion activity, by the end of 2008 approximately 61 out of an estimated 124 stores will be less than four years old. Generally, we have found that a newly opened store takes several years to reach an optimum performance level. This performance cycle tends to be shorter where a new store is replacing a smaller existing store or is opened in a geographic region where we already have a substantial presence. Conversely, we have found that achieving optimum performance takes longer where we have only recently come to a particular geographic region and don't have an existing customer base or high name recognition. Additionally, our performance cycle tends to be slower in poor economic times and stronger in good economic times.

During the past two years we have opened 14 new stores in Texas and New Mexico and expect to open another 3 stores in these states in fiscal year 2008. Prior to opening these stores we did not have any presence in these states. We have also expanded in Arizona and Nevada in areas where we have not had any prior presence. As a consequence of this expansion, we have a substantial number of new stores in areas where we have not previously operated. Although we believe these stores are in attractive locations with long term potential, the near-term operating results have not met our original expectations. Because of this performance issue and the weakened retail environment, we have not signed any new leases in the past fiscal year. The planned new store openings for fiscal year 2008 are the result of lease commitments we made over one year ago. During this time, we have focused on reducing our operating costs and integrating our new stores into our operations.

Historically, we have separated our merchandise offerings into footwear and accessories. In fiscal year 2007, footwear represented approximately 95% of our total net sales with women's footwear representing 61% of net sales, followed by men's at 28% and children's at 6%. Accessories have historically been directed at women customers and have included handbags, hosiery, belts, hats and similar accessories.

We are in the process of expanding our business model to include consignment merchandise. Since the fourth quarter of fiscal year 2007, we have expanded our merchandise offerings to include apparel and fragrances and more recently, sunglasses and jewelry. Under this business arrangement, the vendor (or consignor) works with us to determine the stock level, quantity, price and product mix to be sold in our stores. Although there is no standard form of consignment agreement, in all instances the vendor retains title to the merchandise and shares the proceeds based on the agreement with us when the product is sold. Because title to the merchandise remains with the vendor, we do not incur any funding or borrowing costs with respect to such products. Our consignment program started in the apparel category, initially with denim in September 2007, followed by fragrances in October 2007. In early 2008, we entered into consignment arrangements for sunglasses and jewelry.

In order to free up floor space for the new consignment merchandise, we have begun a program of sales discounts to reduce certain identified footwear inventory in the stores. We currently intend to place consignment merchandise into all of our stores over the next fiscal year as floor space becomes available, however, not all of our stores will carry the full range of consignment merchandise available. We initially expect to target stores with a square footage greater than 15,000 square feet and then expand into smaller stores. We intend to include consignment inventory in each new store that is opened in the future. As a result of the expansion into consignment merchandise, an increasing percentage of our store inventory will not be owned by us.

Although we believe that our consignment program represents an opportunity to expand our product offerings in a cost-effective manner, there can be no assurance that we will be successful in implementing, maintaining and expanding our new business model in the future. Because of the relative newness of our model, we are still refining certain practices and procedures used in consignment sales. Consequently, no assurance can be given that the introduction of new product offerings in our stores will contribute a margin at least comparable to what footwear had generated in the vacated floor space.

Footwear Industry and Competition

We believe the footwear retail industry can be divided into three categories: fashion, performance and leisure. The distribution and sale of footwear occurs through various sales channels, which can be grouped into high, moderate and value-priced segments. Over the last few decades, the value-priced distribution channel, which consists of discount stores, factory outlets and off-price retailers, has become more prominent.

We believe that the growth in the value-priced segment is driven by consumers who have become more value-oriented and time-constrained. As a result, convenience, selection and availability have become significant factors in consumer purchasing decisions. Based on our experience, we believe the ability to provide quality designer label and branded footwear is essential to attracting consumers into our stores.

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

Broad Selection of Branded Product Offerings

Our broad selection of quality designer label and branded footwear product offerings distinguishes us from other retailers and serves to attract first time buyers and consumers who otherwise might shop at more expensive department stores or branded retail outlets. In addition, our selection of in-season merchandise and branded products distinguishes us from discount outlets, which typically offer only limited selections of branded footwear. We carry primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for our channel). Our typical store carries over 20,000 pairs of shoes from over 100 brands compared to significantly smaller product offerings at a typical department store or branded retail store. In order to increase the likelihood of our customers finding the right shoes at an attractive price, we tailor our merchandise from store to store to accommodate local consumer preferences, we opportunistically purchase in- season styles and branded footwear, and we purchase and receive new merchandise on a weekly basis. We also track sales trends and take advantage of a flexible buying process that enables us to make in-season purchases as compared to department stores that typically make large purchases at the beginning of a season.

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

Business Model

Our business model allows us to offer our customers quality products at attractive prices. Our business model is based on self-service format stores, which reduce staffing and maintenance costs, and geographic clustering of our stores, which spreads expenses related to management and distribution across a number of stores. Clustering enables us to cost-effectively use television advertising in our markets to gain exposure and drive more traffic into our stores. We are also able to maintain low operating costs by outsourcing our warehouse and distribution operations, purchasing large blocks of merchandise from manufacturers at significant discounts and maintaining a lean management structure.

We have recently expanded our business model by entering into consignment agreements with apparel, fragrance, sunglass and jewelry vendors. The use of consignment arrangements with our vendors allows us to expand our merchandise offerings without incurring financing or borrowing expenses. In the near future, we expect to enter into consignment agreements with footwear vendors when circumstances allow for such an arrangement.

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

Growth Strategy

We plan to continue to strengthen our position as an independent off-price branded footwear retailer by pursuing the following three primary strategies for growth in sales and profitability - expand and improve our store base, leverage our operating model and enhance our merchandising. We are in the process of changing our business model by adding consignment merchandise to our product offerings at all store locations. The new business model increases the products available to customers and includes apparel, fragrances, sunglasses and jewelry. In the near future, we expect to enter into consignment agreements with footwear vendors when circumstances allow for such an arrangement.

Expand and Improve Store Base

Although our business is subject to the downturn the retail market is currently experiencing, we believe our off-price branded footwear retail concept has broad national appeal and provides an opportunity for future store expansion both in our existing and new markets. Our long-term strategy is to improve our penetration in existing markets and expand into new geographic markets while increasing our average store size to benefit from the economies of scale. We plan to continue focusing on opening new stores in high traffic locations such as large format retail centers. We opened 10 new stores in fiscal year 2005 with an average store size of approximately 14,500 square feet. We opened 24 new stores in fiscal year 2006 with an average store size of approximately 21,000 square feet, and expanded into new markets in Texas and New Mexico. We opened 15 new stores in fiscal year

2007 with an average store size of approximately 18,000 square feet. In fiscal year 2008, we plan to open 10 to 12 new stores, with an estimated average of approximately 15,000 to 17,000 square feet. We also plan to continue closing our smaller stores as the leases expire and replacing them with larger stores in more attractive locations. Due to the weakened retail environment, we have not entered into any lease agreements during the past fiscal year and instead have focused on integrating our new stores into our operations.

Leverage Operating Model

We intend to continue to expand our store base through the clustering of multiple stores in a geographic region. We believe that clustering improves our performance by increasing our market presence and brand awareness and reducing per store operating costs by leveraging our cost structure, particularly in the areas of advertising, regional management, distribution and overhead functions. In addition, we have found that our strategy of clustering stores in the markets in which we already operate facilitates our recruitment and training of employees. Clustering our stores also improves our ability to secure prime real estate locations on attractive terms through increased relationships with lessors and real estate brokers. In connection with our focus on improving operating and financial performance, we intend to continue investing in our infrastructure. In particular, we believe continued investment in information systems will enhance the efficiency of our operations through superior merchandise planning and allocation, inventory management and distribution functions.

Enhance Merchandising

We intend to increase our sales of merchandise and average transaction value by continually refining the selection and mix of our merchandise. We intend to use our vendor relationships to increase the quality and breadth of our product offerings and to keep our product mix current with merchandise that is popular and in demand by continually reviewing new merchandise styles and actively monitoring the sell-through rates in each of our stores. We plan to continue to focus on refining our marketing efforts in the areas of advertising and promotions. In addition, accessories have proven to be very successful in our larger store formats and provide incremental items to our customers' sale transactions. Our objective is to offer complementary merchandise such as handbags, hosiery, belts, hats and similar accessories that provide the same brand/value equation that is the foundation of our footwear strategy. In this regard, we believe that our store layout provides the necessary flexibility to allow us to display a wide variety of footwear and complementary merchandise.

Retail Store Base

Store Locations

As of December 29, 2007, we operated 115 stores in the Western and Southwestern United States, with locations throughout Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico. We lease all of our stores, with leases expiring between 2008 and 2018, with the exception of one lease expiring in 2021. We have the option to renew most of our leases. The following table summarizes the number of stores in each state or region for the last three fiscal years:

	Fiscal Year Ended,
	2007	2006	2005

Washington	11	10	9

Oregon	4	4	4

Northern California	34	33	29

Southern California	37	42	38

Arizona	11	7	6

Nevada	4	3	3

Texas	12	8	-

New Mexico	2	1	-

Total	115	108	89

Store Size

Our 115 stores occupy an aggregate of approximately 1,590,000 square feet of space. The average store size is approximately 13,800 square feet. Over the last several years, in an effort to increase sales and improve our comparable store sales performance, we have focused on closing smaller stores as the leases expire and replacing them with larger stores in more attractive locations. In fiscal year 2007, we had net growth of approximately 207,000 square feet in store space from 15 new stores offset by 8 closed stores. Our long-term strategy is to open larger stores in large format retail centers in the range of 15,000 to 20,000 square feet in order to benefit from the economies of scale.

Internet Store

Our Internet store allows customers to purchase footwear and accessories online. It also enables potential customers to locate our stores and to determine the availability of specific merchandise. Our Internet store revenues are not material to our revenue or earnings performance.

Growth Plans

In fiscal year 2008, we plan to open 10 to 12 new stores, with an estimated average of approximately 15,000 to 17,000 square feet. We also plan to continue closing our smaller stores as the leases expire and replacing them with larger stores in more attractive locations. We believe that our existing business infrastructure can support our planned growth for the foreseeable future and will not compromise our new store economics. The following table summarizes the store openings and closings for the last three fiscal years:

	Fiscal Year,
	2007	2006	2005

Stores at beginning of period	108	89	85

Stores opened	15	24	10

Stores closed	8	5	6

Stores at end of period	115	108	89

Store closures are generally due to our long-term strategy to replace smaller stores with larger stores in more attractive locations.

We believe that new store openings in our existing markets will further increase our name recognition, which will facilitate expansion into new markets. When entering a new market, we prefer to open our stores in multiple locations, thereby creating an immediate market presence and enabling expenses to be spread economically across a number of stores in order to lower per store operating costs. Due to our strategy of not opening new stores in the immediate vicinity of existing stores, we believe we would not be at risk of cannibalizing sales at our existing stores. As part of the planning process, we endeavor not to over-saturate our market in our category of off-price branded shoe retailing. Our experience to date leads us to believe that we can continue our clustering strategy in both existing and new markets.

In fiscal year 2006, we opened 24 new stores and expanded into new markets in Texas and New Mexico. The average square footage of these 24 new stores is approximately 21,000 square feet. In fiscal year 2007, we opened 15 new stores with an average of approximately 18,000 square feet. In fiscal year 2008, we plan to open 10 to 12 new stores with an estimated average of approximately 15,000 to 17,000 square feet. We have no lease commitments for fiscal year 2009.

Generally, we have found that a newly-opened store takes approximately four to five years to achieve its optimum selling potential. As of December 31, 2005, 30% of our stores (27 out of 89 stores) were less than four years old. As of December 30, 2006, 41% of our stores (44 out of 108 stores) were less than four years old. As of December 29, 2007, 48% of our stores (55 out of 115 stores) were less than four years old. We currently estimate that by the end of fiscal year 2008 that approximately 49% of our stores (61 out of 124 stores) will be less than four years old. This accelerated roll out of the new stores has put downward pressure on our gross margin and operating income as a percentage of net sales, due to an increase in occupancy costs resulting from the rapid increase in the number of immature stores as a percentage of our total store base. We believe that as our store base matures in the years ahead, our gross margin and operating income will improve.

Site Selection

We use brokers to identify potential new store sites. Due to our flexible store format, we are able to adapt to a wide range of store designs and sizes. Before opening a new store, our management team reviews reports on demographics; spending, traffic and consumption patterns; store size, configuration, location and lease terms; and other site and market data. We target real estate locations with high pedestrian traffic and visibility, with new stores intended to be sized as appropriate to fit the potential market. Our stores are either freestanding, in a strip mall, in a large format retail center, in a factory outlet mall or in a high traffic downtown shopping zone. We also target suburban locations near other large format, leading retailers, such as Target, Bed Bath & Beyond, The Sports Authority, Best Buy and Marshalls. We select sites that enable us to cluster our stores in strategic geographic markets to enhance our name recognition, lower average per store advertising costs and achieve economies of scale in management and distribution.

New Store Model

After we identify and approve a site, we negotiate the lease terms and begin planning the store layout and design. It typically requires between four and six weeks from the time we take possession of a store to its grand opening. Opening costs for stores are typically minimal, excluding the initial stocking of inventory. Based on our recent experience, we estimate that the average per store cost to open a new 20,000 square foot store typically requires working capital of approximately $650,000 and capital expenditures for build-out of approximately $185,000 (net of tenant allowances). The working capital cost estimates are expected to be lower as we expand our business model to include consignment merchandise. Generally, these costs are partially offset by landlord allowances and contribution. Costs vary from store to store depending on, among other things, the location, size, property condition and the tenant improvement package offered by the landlord. We lease all of our stores and do not own any real estate.

Merchandising

Historically, we have separated our merchandise into four categories - women's, men's and children's footwear and accessories. The three footwear categories include fashion, leisure and performance footwear. While shoes are our main focus, we also offer a complementary assortment of accessories, including handbags, hosiery, belts, hats and other similar accessories.

Our total net sales in the footwear category (women's, men's and children's footwear) were $146.3 million, $124.2 million and $96.8 million for fiscal years 2007, 2006 and 2005, respectively. Total net sales for accessories were $8.1 million, $7.1 million and $5.7 million for fiscal years 2007, 2006 and 2005, respectively. The following table summarizes our merchandise assortment as a percentage of total net sales for the last three fiscal years:

	Fiscal Year Ended,
	2007	2006	2005

Women's footwear	61%	59%	57%

Men's footwear	28%	29%	30%

Children's footwear	6%	7%	7%

Accessories	5%	5%	6%

Total	100%	100%	100%

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

In fiscal year 2007, we purchased merchandise directly from over 100 vendors. Approximately 70% to 80% of our purchases are branded make-ups and approximately 20% to 30% are opportunistic purchases of in-season branded footwear. We make purchases from suppliers on an order-by-order basis and have no long-term purchase contracts. Since we have stores in a number of markets in the Western and Southwestern United States, we can accommodate and distribute a wide variety of merchandise that meets the needs of customers in different geographic areas. We believe that the strength and variety of our supplier network mitigates much of our exposure to inventory supply risks. As the number of our stores increases and our sales volume grows, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. In fiscal year 2007, the top ten suppliers accounted for approximately 45% of our inventory purchases and no vendor accounted for more than 10% of total inventory purchases.

Consignment Merchandise

We are in the process of expanding our business model to include consignment merchandise. Since the fourth quarter of fiscal year 2007, we have expanded our merchandise offerings to include apparel and fragrances and more recently, sunglasses and jewelry. Under this business arrangement, the vendor (or consignor) works with us to determine the stock level, quantity, price and product mix to be sold in our stores. Although there is no standard form of consignment agreement, in all instances the vendor retains title to the merchandise and shares the proceeds based on the agreement with us when the product is sold. Because title to the merchandise remains with the vendor, we do not incur any funding or borrowing costs with respect to such products. Our consignment program started in the apparel category, initially with denim in September 2007, followed by fragrances in October 2007. In early 2008, we entered into consignment arrangements for sunglasses and jewelry. In the near future, we expect to enter into consignment agreements with footwear vendors when circumstances allow for such an arrangement.

In order to free up floor space for the new consignment merchandise, we have begun a program of sales discounts to reduce certain identified footwear inventory in the stores. We currently intend to place consignment merchandise into all of our stores over the next fiscal year as floor space becomes available, however, not all of our stores will carry the full range of consignment merchandise available. We initially expect to target stores with a square footage greater than 15,000 square feet and then expand into smaller stores. We intend to include consignment inventory in each new store that is opened in the future. As a result of the expansion into consignment merchandise, an increasing percentage of our store inventory will not be owned by us.

Although we believe that our consignment program represents an opportunity to expand our product offerings in a cost-effective manner, there can be no assurance that we will be successful in implementing, maintaining and expanding our new business model in the future. Because of the relative newness of our model, we are still refining certain practices and procedures used in consignment sales. Consequently, no assurance can be given that the introduction of new product offerings in our stores will contribute a margin at least comparable to what footwear had generated in the vacated floor space.

Marketing and Advertising

Our marketing effort targets value conscious consumers seeking designer label and branded footwear. We also target time-constrained customers who want to make shopping decisions independent of a salesperson's assistance. In fiscal year 2007, we spent approximately $6.8 million in marketing and advertising, or 4.5% of total net sales. This represented a 15.3% increase from our marketing and advertising expenses of $5.9 million, or 4.5% of total net sales in fiscal year 2006. We occasionally use print advertising, typically at the time of a new store opening. In general, however, we have found print advertising to be less effective than television advertising. We also believe that television advertising benefits all stores in a common viewing market and that television advertising costs will be more effectively and economically leveraged as the number of stores in a specific region increases. Our signage is highly visible at the front and, when appropriate, rear of the store.

Employees

We have a relatively lean organizational structure that we believe allows us to keep our business processes simple, straightforward and efficient and to make decisions quickly. As of December 29, 2007, Shoe Pavilion had approximately 533 full-time employees and 775 part-time employees. Due to the seasonal nature of our business, the number of part-time employees fluctuates depending on our needs. We consider our relationships with our employees to be good. None of our employees is represented by a labor union.

Distribution

In February 2002, we engaged Gilbert Companies, an unrelated third-party logistics company, to provide warehousing and distribution services. We believe that outsourcing our distribution allows us to scale to our seasonal needs. Warehousing and distribution are primarily conducted from a facility located in Chino, California. Most of the merchandise purchased is shipped directly from suppliers to this centralized distribution center where it is then processed and shipped to our stores. We believe that Gilbert Companies can accommodate our planned growth for the foreseeable future. We continue to evaluate our warehousing and distribution requirements on an ongoing basis. Our contract with Gilbert Companies can be terminated in writing by either party at least 30 days prior to the end of any twelve-month term or based on the event of change of control.

Management Information and Control System

In fiscal year 2007, we implemented a new Point of Sale (POS) software application. In addition to the original POS functions, this application provides additional features such as upsale, back office inventory management, goal tracking and scheduling. Broadband connectivity was also put in place to enhance the connectivity speed. Depending on the location, a DSL, frame relay circuit or wireless broadband was installed at each of our stores. Having both the new POS application and broadband connectivity in our stores provides real time payment authentication, which greatly enhances the customer's experience during checkout. These two implementations were rolled out to one- third of our stores, including most of the new stores opened in fiscal year 2007. We will continue this rollout in fiscal year 2008.

We continually assess and upgrade our information systems in an effort to better support our stores' operations and home office administrative functions.  Over the past two years, we have made considerable investments in improving our information systems and beginning the replacement of store POS and back-office systems.  We believe that our current systems, along with planned upgrades, are adequate to meet our operational plans over the next several years.

  Our POS and back-office systems, when fully implemented, will free store associates' time so that they can focus on serving our customers.  On a daily basis, we obtain sales and inventory data from our stores, facilitating merchandising decisions regarding the allocation of inventory, pricing and inventory levels.

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

Executive Officers

Certain information regarding the executive officers of the Company is set forth below:

Name	Age	Position
Dmitry Beinus	55	Chairman of the Board, President and Chief Executive Officer
Robert R. Hall	55	Vice President and Chief Operating Officer
Michael P. McHugh	68	Executive Vice President and Chief Financial Officer

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

Michael P. McHugh - Mr. McHugh has served as our Executive Vice President and Chief Financial Officer since November 2007. Prior thereto, from 2005 he served as the Chief Financial Officer of The Fashion House and from 2004 to 2005 as the Chief Financial Officer of Bergamo Corporation. From 2002 to 2004, he was the owner and operator of the Beverly Hills Food Company. From 1998 to 2002, he served as the President of Operations and Chief Financial Officer of Authentic Fitness. From 1986 to 1998, he served as Senior Vice President and Chief Financial Officer of J. Crew Group, Inc.

The Company's executive officers serve at the discretion of the Board of Directors.

Item 1A.   Risk Factors

If we are unable to reverse the recent trend of operating losses and negative cash flows from operations, our available sources of liquidity may be unable to sustain the current operating and expansion plans.

Historically, our liquidity needs have been met primarily by available borrowings under our revolving credit facility and sales of securities. We experienced operating losses and negative cash flows from operations during fiscal year 2007. Consequently, we have relied on our revolving credit facility to fund certain expansion and operating costs. At December 29, 2007, we had approximately $6.3 million available under our revolving credit facility. If cash generated from operations does not result in a sufficient level of working capital, our expansion and operating plans would be solely dependent on accessing funds under the unused capacity of our revolving credit facility. Further borrowings or a reduction in the amount available under the revolving credit facility would constrain expansion and operating activities. A reduction in inventory levels could cause a reduction in the amount available under the revolving credit facility. In such an instance, we would need to reduce our operating costs and seek alternative funding, the nature and source of which has not been identified and may not be available on acceptable terms, if at all. If we are unable to implement either or both of these steps, our operations would be materially and adversely impacted.

If we are unable to successfully reduce operating expenses and control costs to reverse our recent operating losses, our future operating results could be negatively impacted.

We incurred a loss of $16.3 million in fiscal year 2007 of which $9.0 million was from the recognition of non-cash charges related to an asset impairment charge of $3.1 million, depreciation of $3.0 million, a lower of cost or market adjustment of $2.6 million and $0.3 million of stock based compensation. In response to these losses, we have undertaken a number of initiatives to reduce our operating expenses and maintain our capital. Many of our operating expenses are fixed or are otherwise of such a nature that it is difficult to achieve a meaningful cost saving. Consequently, no assurance can be given that we will be successful in reducing operating expenses and controlling costs in an amount sufficient to improve our financial performance. Moreover, no assurance can be given that by reducing operating expenses and controlling costs we will return to profitability. Any failure to successfully reduce operating expenses and control costs could have a material adverse effect on our results of operations.

If we are unable to successfully implement, maintain and expand our consignment merchandise program, our future operating results could be negatively impacted.

No assurance can be given that we will be successful in implementing, maintaining and expanding our new business model in the future. Nor can any assurance be given that we will be able to enter into new consignment agreements or maintain and renew existing consignment agreements. Furthermore, no assurance can be given that introduction of new product offerings in our stores will contribute a margin at least comparable to what footwear had generated in the vacated floor space. Any failure to successfully implement, maintain and expand our new business model could have a material adverse effect on our results of operations.

If we are unable to successfully sell the merchandise identified for the reduction of floor space for the new consignment merchandise at the discounted prices, our future operating results could be negatively impacted.

No assurance can be given that we will be successful in selling the merchandise at the markdown prices in the future and further inventory write-downs may be necessary. In addition, no assurance can be given that the floor space for the new consignment merchandise will become available. Any failure to successfully implement or maintain our markdown strategy could have a material adverse effect on our results of operations.

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

There can be no assurance that we will achieve our planned expansion or that any such expansion will be profitable. In addition, there can be no assurance that our expansion within our existing markets will not adversely affect the financial performance of our existing stores or our overall operating results, or that new stores will achieve net sales and profitability levels consistent with existing stores. There can be no assurance that the recent shift to larger format stores will produce results in line with our expectations. In addition, there can be no assurance that the recent new stores or new stores scheduled to be opened in fiscal year 2008 will mature in four to five years to achieve its optimum selling potential.

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

The accelerated opening of new stores in the past three years may impact our comparable store sales and quarterly financial performance, which, in turn, may impact the price for our common stock.

Historically, our comparable store sales have fluctuated widely, and we expect them to continue to do so in the future. We define comparable store sales as those stores that have been open for at least 13 consecutive months. For fiscal year 2007, our comparable store sales increased 0.6% from fiscal year 2006. For fiscal year 2006, our comparable store sales increased 3.9% from fiscal year 2005. For fiscal year 2005, our comparable store sales increased 6.9% from fiscal year 2004. In the past three fiscal years, we have opened 49 new stores and closed 19 existing stores for a net increase of 30 additional stores. Generally, we have found that a newly opened store takes several years to reach an optimum performance level. Because a greater percentage of our stores are relatively new, they are increasingly influencing our comparable store sales and quarterly financial performance. To the extent these new stores reduce comparable store sales or quarterly financial performance they could have a negative impact on our stock price.

Our business is subject to seasonal and quarterly fluctuations which may, in turn, affect the price of our common stock.

We have experienced, and expect to continue to experience, seasonal fluctuations in our net sales and net income. Historically, net sales and net income have been weakest during the first quarter following the holiday season. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the level of net sales contributed by new stores, merchandise mix, the timing and level of price markdowns, availability of inventory, store closures, advertising costs, the success of advertising campaigns, competitive pressures and changes in the demand for off-price footwear. For example, sales in the first half of fiscal year 2005 benefited from significant rainfall in Southern California and the introduction of new merchandise categories (children's shoes and accessories) in selected store locations. Sales in the first half of fiscal year 2006 did not benefit from the same factors.

Because our stores are concentrated in the western part of the United States, we are subject to regional risks.

Currently, 71 of our stores are located in California and the balance are located in Washington, Oregon, Arizona, Nevada, Texas and New Mexico. Accordingly, we are subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. When a region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on our sales and profitability and this could also affect our ability to implement our planned growth. In addition, many of our vendors rely on the Ports of Los Angeles and Long Beach as the ports of entry for the merchandise we sell in our stores. Any disruption or congestion at these ports could impair our ability to adequately stock the stores. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.

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

If we are unable to anticipate and fulfill the merchandise needs of each region, we may experience decreases in our net sales and may be forced to increase markdowns to slow-moving merchandise, either of which could have an adverse effect on our business, financial condition and results of operations. Any expansion into new geographic regions may heighten this risk.

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

During the last two quarters of fiscal year 2007, we recognized $3.1 million in noncash impairment losses and we may need to record additional impairment losses in the future if our stores' operating performance does not improve.

We continually review all our stores' operating performance and evaluate the carrying value of their assets in relation to their expected future cash flows. In those cases where circumstances indicate that the carrying value of the applicable assets may not be recoverable, we record an impairment loss related to the long-lived assets. In the third quarter of fiscal year 2007, we recognized a $1.7 million noncash impairment charge for 7 stores and in the fourth quarter of fiscal year 2007, we recognized a $1.4 million noncash impairment charge for 6 stores. If our stores' operating performance does not improve in the future, the carrying value of our stores' assets may not be recoverable in light of future expected cash flows. This may result in our need to record additional impairment losses in certain markets where our stores operate that could have a materially adverse effect on our business, financial condition and results of operation.

The covenants in our revolving credit facility may impact our ability to access borrowings to fund our expansion.

Our current plan anticipates funding new store openings in fiscal year 2008 from cash flow, tenant improvement allowances and from borrowings under our revolving credit facility.

We maintain a revolving credit facility with Wells Fargo Retail Finance, LLC that provides for a credit facility of up to $40.0 million, including a $5.0 million sublimit for the issuance of letters of credit. The amount of borrowings under the revolving credit facility may be increased at our option up to a maximum of $50.0 million. Under the terms of this revolving credit facility, we are subject to an annual capital expenditures limit of $10.0 million. In each remaining year of the revolving credit facility, Wells Fargo will adjust our capital expenditure limit based upon our business plan. Because Wells Fargo has no obligation to cooperate with us in this regard, there is no assurance that we will be permitted to use the revolving credit facility to make the capital expenditures necessary to fully implement our plans.

We are subject to a number of restrictive or "negative" covenants under the terms and conditions of the revolving credit facility. Although it does not contain any restrictions on disposal of assets or closure of stores other than a restriction prohibiting us from taking action to convey, sell, lease, license, assign, transfer or otherwise dispose of, in one transaction or a series of transactions, all or substantially all of our assets, the revolving credit facility restricts us from incurring additional indebtedness, except to the extent provided in the revolving credit facility, from consigning any of our inventories to third parties under a bill and hold, sale or return, sale on approval or other conditional terms of sales and from making any distribution, declaration or payment of any dividend (in cash or other property, other than common stock). It also restricts us from creating, incurring, assuming, or suffering to exist, directly or indirectly, any lien on or with respect to any of our assets and from entering into a merger, consolidation, reorganization, or recapitalization or reclassification of our common stock. Furthermore, the revolving credit facility restricts us from causing, permitting, or suffering, directly or indirectly, any change of control and from suspending or going out of a substantial portion of our business. The definition of change of control set forth in the revolving credit facility includes, among other events, Dmitry Beinus ceasing to be President, Chief Executive Officer and Chairman of the Board, Dmitry Beinus ceasing to be the beneficial owner of at least 25% of our common stock or a majority of the members of the Board of Directors not continuing as directors.

Because we do not have long-term purchase agreements with any of our vendors, our ability to purchase quality merchandise under favorable terms and conditions is dependent on our being on good business terms with our vendors.

Our future success will be significantly dependent on our ability to obtain merchandise that consumers want to buy, particularly designer label and branded merchandise with long-term retail appeal, and to acquire such merchandise under favorable terms and conditions. In fiscal year 2007, our largest ten suppliers accounted for approximately 45% of our inventory purchases. The deterioration of our relationship with any key vendor or vendors could result in delivery delays, merchandise shortages or less favorable terms than we currently enjoy. We deal with our suppliers on an order-by-order basis and have no long-term purchase contracts or other contractual assurances of continued supply or pricing. Our footwear purchases typically involve manufacturing make-ups (shoes made exclusively for our channel) and opportunistic purchases. As our operations expand, our need for off-price inventory will continue to increase. Our inability to obtain a sufficient supply of high margin inventory, to negotiate favorable discount and payment agreements with our suppliers or to make opportunistic purchases could have a material adverse effect on our business, financial condition and results of operations.

Our failure to retain our existing senior management team and to continue to attract qualified new personnel could adversely affect our business.

 Our future success will be dependent, to a significant extent, on the efforts and abilities of our executive officers. Dmitry Beinus, the founder, Chairman of the Board, Chief Executive Officer and President of our company, has primary responsibility for all major business decisions, including expansion into new states and regions, advertising, promotion and marketing activities. The loss of the services of any one of our executive officers, and Mr. Beinus in particular, could have a material adverse effect on our operating results. In addition, our continued growth will depend, in part, on our ability to attract, motivate and retain skilled managerial and merchandising personnel. There can be no assurance that we will be able to retain a substantial percentage of our existing personnel, including our Board of Directors, or attract additional qualified personnel in the future.

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

The retail footwear market is highly competitive, and we expect the level of competition to increase. We compete with off-price and discount retailers (e.g., Nordstrom Rack, Payless Shoe Source, Ross Dress for Less and Famous Footwear), branded retail outlets (e.g., Nine West, Reebok and adidas), national and regional retail stores (e.g., DSW Shoe Warehouse, Nordstrom, Marshalls, Macy's, Sears, J.C. Penney, Loehmann's and Mervyn's), traditional shoe stores and mass merchants. Many of these competitors have stores in the markets in which we now operate and in which we may expand. Many of our competitors have significantly greater financial, marketing and other resources than we have. In addition, new participants may enter the off-price segment of the footwear market in the future. Competitive pressures resulting from competitors' pricing policies could have a material adverse affect on our gross margins. As a result, we may face greater competition from other national, regional or local retailers and we may not be able to compete successfully with existing and new competitors. Our inability to effectively respond to such competition could have a material adverse effect on our business, financial condition and results of operations.

During fiscal year 2007, we identified material weaknesses in our internal control over financial reporting that we believe we have remediated; however, there can be no assurance that in the future a material weakness may be identified that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

Under Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), our management is required to evaluate and determine the effectiveness of our internal control over financial reporting. In connection with the preparation of the Form 10-Q for the fiscal quarter ended September 29, 2007, we identified and reported a material weakness in the control environment and a material weakness related to preparation of account analysis, account summaries and account reconciliations. Although we believe that we have taken appropriate steps to remediate the material weaknesses previously identified and reported, we cannot assure that the remedial steps taken will be effective or that other material weaknesses will not be identified in future periods. If we fail to maintain effective internal controls in future periods, our operating results, financial position and stock price could be adversely affected.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

As of December 29, 2007, we operated a total of 115 retail stores in Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico. Our 115 stores occupied an aggregate of approximately 1,590,000 square feet of space. The average store size is approximately 13,800 square feet. We lease all of our stores, with leases expiring between 2008 and 2018, with the exception of one lease expiring in 2021. We have the option to renew most of our leases. Our corporate offices are located in a 9,100 square foot facility in Sherman Oaks, California.

Item 3.    Legal Proceedings

We were a defendant in a patent infringement action brought by DSW Inc. and DSW Shoe Warehouse Inc. (collectively "DSW") in October 2006 before the United States District Court, Central District of Los Angeles, California. DSW alleged in the lawsuit that we initially used an original, and later used a redesigned shoe display/storage fixture that infringed on its U.S. patents. As part of its lawsuit, DSW also moved for a preliminary injunction seeking to halt our use of the redesigned display until the case was decided. The court denied DSW's request for a preliminary injunction and on September 25, 2007, the court granted our motion for summary judgment determining there was no infringement by the redesigned display and dismissing DSW's case. On October 23, 2007, DSW filed an appeal of the lower court's ruling in the Court of Appeals for the Federal Circuit. In connection with this appeal process, the court has required DSW and us to enter into non-binding mediation in an effort to resolve the matter. We believe that the lower court's ruling that there was no patent infringement is correct. Moreover, we believe that in the unlikely event the Court of Appeals reinstates the case we have other meritorious defenses upon which we will prevail.

We are a defendant in two class action lawsuits, one filed on January 22, 2007, and the other filed on February 9, 2007, both in the United States District Court, Central District of Los Angeles, California. Both lawsuits have been filed by individuals alleging that we continue to print more than the last five digits and expiration date on credit card receipts in violation of the Fair and Accurate Credit Transaction Act. We have filed answers in both cases denying any liability to the plaintiffs. We also filed a third-party complaint for indemnification against Datavantage, Inc., the company that provided and serviced the equipment and software used by us to process point-of-sale transactions in our stores. Datavantage has filed answers in both cases denying all liability. In a factually similar case, the Ninth Circuit Court of Appeals granted the plaintiff permission to appeal the trial court's denial of her motion for class certification. In light of this lower court ruling, the plaintiffs in both cases and Shoe Pavilion have determined it would be in all the parties' best interest to toll the pending cases until the Ninth Circuit Court of Appeals renders a decision on the motion for class certification in the other case. To this end, the parties have filed a stipulation dismissing the cases without prejudice and have entered into tolling agreements tolling all claims until ten calendar days after a decision is rendered by the Court of Appeals.

From time to time we are party to various routine legal proceedings incidental to normal business activities. We believe that while it is reasonably possible that some of these matters will result in settlements to be paid by us, the ultimate resolution of these matters is not expected to not have a material adverse impact on our business, financial condition or results of operations, either due to the nature of the claims, or because we believe that such claims should not exceed the limits of our insurance coverage.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders during the fourth quarter of fiscal year 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

On February 8, 2006, our common stock began trading on the Nasdaq National Market®, now known as the Nasdaq Global Market®, under the symbol SHOE. Prior thereto, our common stock was traded on the Nasdaq Capital Market® under the same symbol. The following table summarizes the range of the highest and lowest closing prices of our common stock for the periods indicated as reported by the Nasdaq:

Fiscal Year 2007	High	Low

First Quarter	$ 7.45	$ 5.40
Second Quarter	$ 6.50	$ 2.08
Third Quarter	$ 3.14	$ 2.25
Fourth Quarter	$ 2.75	$ 1.01

Fiscal Year 2006	High	Low

First Quarter	$ 11.00	$ 7.11
Second Quarter	$ 9.22	$ 6.68
Third Quarter	$ 7.34	$ 5.19
Fourth Quarter	$ 7.93	$ 6.50

Approximate Number of Holders of Common Shares

As of March 24, 2008, there were 21 stockholders of record of our common stock.

Dividend Policy

We currently intend to retain capital for use in the operation of our business and, therefore, do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of any such dividends in the future will depend upon our earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. In addition, our revolving credit facility restricts our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	471,500	$ 4.73	432,061
Warrants	292,857	$ 9.06	-
Total	764,357	$ 6.39	432,061

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from December 28, 2002 to December 29, 2007 with (i) the cumulative total return of the S&P 500 Index and (ii) the cumulative total return of the Peer Group. Peer Group companies are: Brown Shoe Company, Foot Locker, Genesco, Payless Shoe Source, Shoe Carnival, Skechers and The Finish Line. The comparison assumes $100 was invested on December 28, 2002 in our common stock, the S&P 500 Index and the Peer Group and the reinvestment of dividends through December 29, 2007. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

The following tables set forth selected consolidated financial and operating data for the last five fiscal years. This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein.

	Fiscal Year Ended (1)
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:	(in thousands, except per share data)

Net sales	$ 152,571	$ 129,057	$ 100,254	$ 83,639	$ 81,215
Cost of sales and related occupancy expenses	113,738	85,650	65,018	54,349	58,068
Asset impairment	3,056	-	-	-	-
Gross profit	35,777	43,407	35,236	29,290	23,147
Selling expenses	34,179	28,135	21,923	18,835	19,728
General and administrative expenses	15,235	11,309	8,645	6,853	8,072
Operating (loss) income	(13,637)	3,963	4,668	3,602	(4,653)
Interest expense, net	(2,020)	(870)	(504)	(350)	(290)
Other expense	(19)	-	-	(6)	(19)
(Loss) income from continuing operations before income taxes	(15,676)	3,093	4,164	3,246	(4,962)
Income tax (expense) benefit	(352)	(1,287)	(1,630)	(1,275)	2,002
(Loss) income from continuing operations	(16,028)	1,806	2,534	1,971	(2,960)
Discontinued operations, net of taxes	(266)	59	99	90	28
Net (loss) income	$ (16,294)	$ 1,865	$ 2,633	$ 2,061	$ (2,932)
Net (loss) income available to common stockholders (see Note 2)	$ (16,294)	$ 1,865	$ 2,429	$ 2,061	$ (2,932)

(Loss) earnings per share:
Basic:
(Loss) earnings from continuing operations	$ (1.68)	$ 0.20	$ 0.35	$ 0.29	$ (0.43)
(Loss) earnings from discontinued operations	$ (0.03)	$ 0.01	$ 0.01	$ 0.01	$ 0.00
Net (loss) income	$ (1.71)	$ 0.21	$ 0.36	$ 0.30	$ (0.43)

Diluted:
(Loss) earnings from continuing operations	$ (1.68)	$ 0.19	$ 0.35	$ 0.29	$ (0.43)
(Loss) earnings from discontinued operations	$ (0.03)	$ 0.01	$ 0.01	$ 0.01	$ 0.00
Net (loss) income	$ (1.71)	$ 0.20	$ 0.36	$ 0.30	$ (0.43)

Weighted average shares outstanding - basic	9,542	9,030	6,810	6,800	6,800
Weighted average shares outstanding - diluted	9,542	9,212	7,229	6,909	6,800

	Fiscal Year Ended (1)
	2007	2006	2005	2004	2003
Consolidated Operating Data:
Number of stores:
Opened during period	15	24	10	6	4
Closed during period	8	5	6	5	7
Open at end of period	115	108	89	85	84
Comparable store sales increase (decrease) (2)	0.6%	3.9%	6.9%	3.9%	(3.9)%

	As of,
	December 29,	December 30,	December 31,	January 1,	January 3,
	2007	2006	2005	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$ 20,733	$ 34,108	$ 23,321	$ 19,109	$ 16,618
Total assets	80,438	86,916	52,205	43,140	36,702
Borrowings under credit agreement	23,040	21,223	7,803	6,612	5,045
Total stockholders' equity	25,040	41,158	26,171	20,557	18,494
  Our fiscal year end is based upon a fifty-two or fifty-three week year ending on the Saturday nearest to December 31st. All references to fiscal years 2007, 2006, 2005, 2004 and 2003 refer to the fiscal years ended December 29, 2007, December 30, 2006, December 31, 2005, January 1, 2005 and January 3, 2004, respectively. Fiscal year 2003, ended January 3, 2004, was a fifty-three week year. All other fiscal years consisted of a fifty-two week year.
  We define comparable stores as those stores that have been open for at least 13 consecutive months.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or management's beliefs about, our future strategies, operations and financial results, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the Company. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may not prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict and could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, substantial operating losses and negative cash flows from operations incurred in the fiscal year ended December 29, 2007, the continued ability to access funds under our revolving credit facility, reducing expenses and controlling costs in the current difficult retail environment, successfully implementing a consignment program involving expanded merchandise offerings we have not previously carried in our stores, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting retail market conditions, our ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management's ability to negotiate acceptable lease terms and maintain supplier and business relationships. Other risks and uncertainties include those described in this Form 10-K under "Item 1A. Risk Factors," as well as those discussed elsewhere in this Annual Report.

Overview

Shoe Pavilion is an independent off-price footwear retailer with locations in the Western and Southwestern United States. As of December 29, 2007, we operated 115 stores in Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico. We were among the first footwear retailers on the West Coast to expand the off-price concept into the branded footwear market. We offer a broad selection of quality designer label and branded footwear, typically at 20% to 60% below regular department store prices, in a convenient self-service store format.

We are positioned in the retail market between discount stores and department stores. Unlike discount stores, we offer designer label and branded footwear that, in our opinion, has long-term customer appeal. As a result, we appeal to quality, style and designer label-oriented customers with relatively higher spending power. Unlike department stores, our prices are designed to appeal to value-oriented consumers seeking quality branded footwear typically found at department stores or branded retail outlets at higher everyday prices.

Our stores are strategically located in strip malls, outlet centers, large format retail centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. On average, over 20,000 pairs of shoes representing over 100 brands are displayed on the selling floor at most of our stores, compared to a significantly smaller product offering at typical department stores. Mature stores are evaluated for remodeling based on each store's age and competitive situation, as well as how much the landlord will contribute toward the required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competitive trends and the availability of adequate capital

We incurred a net loss in fiscal year 2007 of $16.3 million. Approximately $9.0 million of the $16.3 million net loss in fiscal year 2007 was derived from the recognition of non-cash charges related to an asset impairment charge of $3.1 million, depreciation of $3.0 million, a lower of cost or market adjustment of $2.6 million and $0.3 million of stock based compensation. Non-cash charges represented approximately $9.0 million or 55% of the $16.3 million net loss in fiscal year 2007. In our efforts to reduce operating expenses and improve liquidity, management along with retail consultants, are reviewing all of our store leases and are in discussions with landlords regarding rent reductions and lease modifications. Additionally, we have hired third-party consultants, on a contingent fee basis, to review our operating expenses for cost reductions.

In the past three fiscal years, we have opened 49 new stores and closed 19 existing stores for a net increase of 30 additional stores. In fiscal year 2008, we plan to open 10 to12 new stores and close 3 stores at the end of their leases. As a result of this expansion activity, by the end of 2008 approximately 61 out of an estimated 124 stores will be less than four years old. Generally, we have found that a newly opened store takes several years to reach an optimum performance level. This performance cycle tends to be shorter where a new store is replacing a smaller existing store or is opened in a geographic region where we already have a substantial presence. Conversely, we have found that achieving optimum performance takes longer where we have only recently come to a particular geographic region and don't have an existing customer base or high name recognition. Additionally, our performance cycle tends to be slower in poor economic times and stronger in good economic times.

During the past two years we have opened 14 new stores in Texas and New Mexico and expect to open another 3 stores in these states in fiscal year 2008. Prior to opening these stores we did not have any presence in these states. We have also expanded in Arizona and Nevada in areas where we have not had any prior presence. As a consequence of this expansion, we have a substantial number of new stores in areas where we have not previously operated. Although we believe these stores are in attractive locations with long term potential, the near-term operating results have not met our original expectations. Because of this performance issue and the weakened retail environment, we have not signed any new leases in the past fiscal year. The planned new store openings for fiscal year 2008 are the result of lease commitments we made over one year ago. During this time, we have focused on reducing our operating costs and integrating our new stores into our operations.

Historically, we have separated our merchandise offerings into footwear and accessories. In fiscal year 2007, footwear represented approximately 95% of our total net sales with women's footwear representing 61% of net sales, followed by men's at 28% and children's at 6%. Accessories have historically been directed at women customers and have included handbags, hosiery, belts, hats and similar accessories.

We are in the process of expanding our business model to include consignment merchandise. Since the fourth quarter of fiscal year 2007, we have expanded our merchandise offerings to include apparel and fragrances and more recently, sunglasses and jewelry. Under this business arrangement, the vendor (or consignor) works with us to determine the stock level, quantity, price and product mix to be sold in our stores. Although there is no standard form of consignment agreement, in all instances the vendor retains title to the merchandise and shares the proceeds based on the agreement with us when the product is sold. Because title to the merchandise remains with the vendor, we do not incur any funding or borrowing costs with respect to such products. Our consignment program started in the apparel category, initially with denim in September 2007, followed by fragrances in October 2007. In early 2008, we entered into consignment arrangements for sunglasses and jewelry.

In order to free up floor space for the new consignment merchandise, we have begun a program of sales discounts to reduce certain identified footwear inventory in the stores. We currently intend to place consignment merchandise into all of our stores over the next fiscal year as floor space becomes available, however, not all of our stores will carry the full range of consignment merchandise available. We initially expect to target stores with a square footage greater than 15,000 square feet and then expand into smaller stores. We intend to include consignment inventory in each new store that is opened in the future. As a result of the expansion into consignment merchandise, an increasing percentage of our store inventory will not be owned by us.

Although we believe that our consignment program represents an opportunity to expand our product offerings in a cost-effective manner, there can be no assurance that we will be successful in implementing, maintaining and expanding our new business model in the future. Because of the relative newness of our model, we are still refining certain practices and procedures used in consignment sales. Consequently, no assurance can be given that the introduction of new product offerings in our stores will contribute a margin at least comparable to what footwear had generated in the vacated floor space.

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

Revenue Recognition. We recognize revenue at the time the products are received by our customers in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" as amended by SAB No. 104, "Revenue Recognition". Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register with either cash or a credit card.

Revenue does not include sales tax collected from customers.

Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue. Gift certificates are carried as a liability when sold and revenue is recognized when the gift certificate is redeemed or when the likelihood of redemption becomes remote. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed or when the likelihood of redemption becomes remote. We record a reserve for estimated product returns based on historical return trends. Returns are recorded as a reduction of revenue. At December 29, 2007 and December 30, 2006, the reserve was $206,000 and $175,000, respectively. If actual returns are greater than those projected, additional sales returns reserves may be recorded in the future.

Inventory Valuation. Inventories are stated at the lower of average cost or market. We adjust inventory based on historical experience and current information in order to assure that inventory is recorded properly at the lower of average cost or market. Among the factors we consider include current sell through, seasonality and length of time merchandise has been held in inventory. The amount ultimately realized from the sale of our inventories could differ materially from our estimates.

A lower of cost or market adjustment has been taken on selected slower moving inventory that we have determined to sell in order to make room for consignment merchandise. In fiscal year 2007, we recorded an inventory lower of cost or market adjustment of $2.6 million ($3.0 million in costs and expenses charged to cost of sales offset by $0.4 million in deductions for sales of inventory). The total inventory reserve as of December 29, 2007 was $3.4 million. We expect to sell through this inventory over the next several fiscal quarters. If the sales discounts are ultimately greater than anticipated, we may record additional adjustments in subsequent quarters.

Our inventory levels and valuations may change due to current and anticipated sales trends. Consequently, future trends may require us to take further inventory lower of cost or market adjustments. In this regard, we monitor our inventory levels closely and will take appropriate actions, including taking additional discounts, as necessary, to maintain the appropriate value of our inventory.

We purchase inventory from international and domestic vendors. For fiscal years 2007, 2006 and 2005, our top ten suppliers accounted for approximately 45%, 43% and 40%, of inventory purchases, respectively.

Long-lived Assets. Based on the criteria in Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), we review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We record an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected undiscounted future cash flows. Our estimates and assumptions used in the projections are subject to a high degree of judgment and if actual results differ, additional losses may be recorded. We recognized approximately $3.1 million of noncash impairment charges in fiscal year 2007, related to leasehold improvements at 13 underperforming stores. The fair value of the leasehold improvements in these stores was determined to be zero. If our stores' operating performance does not improve in the future, the carrying value of our stores' assets may not be recoverable in light of future expected cash flows. This may result in our need to record additional impairment losses in certain markets where our stores operate that could have a materially adverse effect on our business, financial condition and results of operation.

Cost of Sales. Cost of sales includes product costs, inbound freight, inventory shrinkage and store occupancy costs. It does not include purchasing, warehousing, distribution costs and inter-store freight transportation, which are included in selling, general and administrative expenses. Our gross margin may not be comparable to other retailers as some of these entities include purchasing, warehousing, distribution and inter-store freight transportation expenses in cost of sales. These expenses were approximately $4.3 million, $3.9 million and $2.9 million for fiscal years 2007, 2006 and 2005, respectively.

Income Taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," we evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

In fiscal year 2007, we recorded a charge to income tax expense of approximately $6.5 million to establish a valuation allowance against our deferred income tax assets. The determination to record a valuation allowance was based on our recent losses and losses expected in early future years. In conducting our analysis, we assessed the degree to which any losses were driven by items that are unusual in nature and incurred to improve future profitability. In addition, changes in near-term market conditions were reviewed with other factors arising during the period which may impact future operating results. Both positive and negative evidence were reviewed in the analysis. As a result of our review and analysis, we discontinued recording income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.

On January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain tax position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

Self-insurance - We record an estimated liability for the self-insured portion of our workers' compensation claims based on our historical experience and an evaluation of outstanding claims. On December 1, 2006, we changed to premium based insurance.

Share-Based Compensation. Effective January 1, 2006, we adopted the Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment". The fair value of stock options granted is estimated at the date of grant using the Black-Scholes-Merton option valuation model. We record stock based compensation as an expense over the vesting period of the stock option. We use the straight-line method for amortizing compensation costs for fixed employee stock compensation awards with graded vesting. The weighted average assumptions used in the models are as follows:

	Fiscal Year Ended,
	2007	2006	2005

Expected volatility	66.1%	55.0%	62.9%
Expected dividends	None	None	None
Expected term (in years)	4.5	3.9	6.8
Risk-free interest rate	5.0%	5.0%	4.3%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on reference to the historical volatility of our stock, adjusted for our estimate of future volatility. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the near future.

Results of Operations

Fiscal Year 2007 Compared to Fiscal Year 2006.

 The following table sets forth statement of operations data and relative percentages of net sales, the percentage increase or decrease, and the dollar increase or decrease for fiscal years 2007 and 2006.

	Fiscal Year Ended,
	2007		2006
	(in thousands, except per share data)
					Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$ 152,571	100.0%	$ 129,057	100.0%	$ 23,514	18.2%
Cost of sales and related occupancy expenses	113,738	74.5%	85,650	66.4%	28,088	32.8%
Asset impairment	3,056	2.0%	-	0.0%	3,056	n/a
Gross profit	35,777	23.4%	43,407	33.6%	(7,630)	-17.6%
Selling expenses	34,179	22.4%	28,135	21.8%	6,044	21.5%
General and administrative expenses	15,235	10.0%	11,309	8.8%	3,926	34.7%
Operating (loss) income	(13,637)	-8.9%	3,963	3.1%	(17,600)	-444.1%
Interest expense, net	(2,020)	-1.3%	(870)	-0.7%	(1,150)	132.2%
Other (expense) income	(19)	0.0%	-	0.0%	(19)	n/a
(Loss) income from continuing operations before income taxes	(15,676)	-10.3%	3,093	2.4%	(18,769)	-606.8%
Income tax expense	(352)	-0.2%	(1,287)	-1.0%	935	-72.6%
(Loss) income from continuing operations	(16,028)	-10.5%	1,806	1.4%	(17,834)	-987.5%
Discontinued operations, net of taxes	(266)	-0.2%	59	0.0%	(325)	-550.8%
Net (loss) income	$ (16,294)	-10.7%	$ 1,865	1.4%	(18,159)	-973.7%

Net Sales - Net sales are net of estimated returns and sales discounts. Net sales increased $23.5 million, or 18.2%, from $129.1 million for fiscal year 2006 to $152.6 million for fiscal year 2007. The sales growth is the result of increased sales of $7.6 million generated from 15 new stores opened in fiscal year 2007 and a comparable store sales increase of 0.6%, offset by a sales reduction of $2.5 million from 8 closed stores. We opened 4 new stores in the first half of fiscal year 2007 and 11 new stores opened in the second half of fiscal year 2007. Comparable store sales are based upon stores open at least 13 consecutive months.

Gross Profit - Cost of sales includes landed merchandise and occupancy expenses. Gross profit decreased $7.6 million, or 17.6%, primarily as a result of recording an inventory lower of cost or market adjustment of $2.6 million, executed to clear floor space for the introduction of consignment inventory and a $3.1 million noncash impairment charge related to leasehold improvements for 13 underperforming stores. As a percent of sales, gross profit decreased from 33.6% for fiscal year 2006 to 23.4% for fiscal year 2007. The 10.2% decrease in gross margin percentage resulted from the lower of cost or market inventory adjustment of 1.8%, the asset impairment charge of 2.0%, higher occupancy expenses of 3.6%, primarily related to new stores, and a reduction in selling margin of 2.8%, primarily related to increased discounts.

Excluding the inventory lower of cost or market adjustment and asset impairment charge, gross profit decreased by $1.9 million, or 4.3%, primarily as a result of higher occupancy expenses and a reduction in selling margin. As a percent of sales, gross profit decreased from 33.6% for fiscal year 2006 to 27.2% for fiscal year 2007. The 6.4% decrease in gross margin percentage resulted from higher occupancy expenses of 3.6%, primarily related to new stores, and a reduction in selling margin of 2.8%, related to increased discounts.

Selling Expenses - Selling expenses increased $6.0 million, or 21.5%, from $28.1 million for fiscal year 2006 to $34.2 million for fiscal year 2007, primarily attributable to additional stores. The $6.0 million increase is primarily from increases of $3.1 million in store salaries, $985,000 in advertising, $728,000 in freight expenses, $450,000 in credit card fees, $373,000 in store supplies and $264,000 in payroll taxes. As a percent of sales, selling expenses increased from 21.8% for fiscal year 2006 to 22.4% for fiscal year 2007. The 0.6% increase as a percent of sales is primarily due to an increase of 0.3% in store salaries and 0.2% in freight expenses.

General and Administrative Expenses - General and administrative expenses increased $3.9 million, or 34.7%, from $11.3 million for fiscal year 2006 to $15.2 million for fiscal year 2007, primarily attributable to additional stores. Non-store related expenses increased primarily due to additional corporate personnel and Sarbanes-Oxley Act compliance. The $3.9 million increase is primarily due to increases of $709,000 in utilities, $548,000 in consulting fees, $494,000 in corporate salaries, $274,000 in computer support, $253,000 in group insurance, $245,000 in property tax, $212,000 in warehouse fees, $203,000 in legal and accounting fees, $196,000 in telephone, $147,000 in repairs and maintenance, $125,000 in stock options expense, $122,000 in miscellaneous expenses, $113,000 in waste disposal, $101,000 in payroll fees and $92,000 in general insurance. As a percent of sales, general and administrative expenses increased from 8.8% for fiscal year 2006 to 10.0% for fiscal year 2007. The 1.2% increase as a percent of sales is primarily due to an increase of 0.4% in consulting fees, 0.2% in property tax, 0.2% in utilities, 0.1% in computer support, 0.1% in group insurance, 0.1% in telephone and 0.1% in stock options expense.

Interest Expense - Interest expense increased $1.2 million, or 132.2%, from $870,000 for fiscal year 2006 to $2.0 million for fiscal year 2007, due to a higher average interest rate and increased borrowings under our revolving credit facility, primarily due to build-out costs and working capital for new stores. For fiscal year 2007, interest expense is net of capitalized interest of $69,000 and interest income of $6,000. For fiscal year 2006, interest expense is net of capitalized interest of $0 and interest income of $2,000.

Income Tax Expense - The effective income tax rate decreased from 41.6% for fiscal year 2006 to 2.2% for the fiscal year 2007, primarily as a result of establishing a valuation allowance against deferred tax assets of $6.5 million. The cumulative unrecognized tax benefits were approximately $260,000 as of December 29, 2007. The cumulative effects of adopting FIN 48 resulted in a decrease of $210,000 to retained earnings and an increase in other long term liabilities of $210,000. The unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carry forwards and a full valuation allowance. Penalties and tax related interest expense was reported as a component of income tax expense. The unrecognized tax benefit is not expected to change significantly within the next 12 months.

Fiscal Year 2006 Compared to Fiscal Year 2005.

The following table sets forth statement of operations data and relative percentages of net sales, the percentage increase or decrease, and the dollar increase or decrease for fiscal years 2006 and 2005.

	Fiscal Year Ended,
	2006		2005
	(in thousands, except per share data)
					Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$ 129,057	100.0%	$ 100,254	100.0%	$ 28,803	28.7%
Cost of sales and related occupancy expenses	85,650	66.4%	65,018	64.9%	20,632	31.7%
Asset impairment	-	0.0%	-	0.0%	-	n/a
Gross profit	43,407	33.6%	35,236	35.1%	8,171	23.2%
Selling expenses	28,135	21.8%	21,923	21.9%	6,212	28.3%
General and administrative expenses	11,309	8.8%	8,645	8.6%	2,664	30.8%
Operating income	3,963	3.1%	4,668	4.7%	(705)	-15.1%
Interest expense, net	(870)	-0.7%	(504)	-0.5%	(366)	72.6%
Other (expense) income	-	0.0%	-	0.0%	-	n/a
Income from continuing operations before income taxes	3,093	2.4%	4,164	4.2%	(1,071)	-25.7%
Income tax expense	(1,287)	-1.0%	(1,630)	-1.6%	343	-21.0%
Income from continuing operations	1,806	1.4%	2,534	2.5%	(728)	-28.7%
Discontinued operations, net of taxes	59	0.0%	99	0.1%	(40)	-40.4%
Net income	$ 1,865	1.4%	$ 2,633	2.6%	(768)	-29.2%
Net income available to common stockholders	$ 1,865	1.4%	$ 2,429	2.4%	(564)	-23.2%

Net Sales - Net sales are net of estimated returns and sales discounts. Net sales increased $28.8 million, or 28.7%, from $100.3 million for fiscal year 2005 to $129.1 million for fiscal year 2006. The sales growth is the result of increased sales of $18.3 million generated from 24 new stores opened in fiscal year 2006 and a comparable store sales increase of 3.9%, offset by a sales reduction of $2.9 million from 5 closed stores. We opened 8 new stores in the first half of fiscal year 2006 and 16 new stores opened in the second half of fiscal year 2006. Comparable store sales are based upon stores open at least 13 consecutive months.

Gross Profit - Cost of sales includes landed merchandise and occupancy costs. Gross profit increased $8.2 million, or 23.2%, primarily as a result of increased sales. As a percent of sales, gross profit decreased from 35.1% for fiscal year 2005 to 33.6% for fiscal year 2006. The 1.5% decrease in gross margin percentage resulted from higher occupancy expenses of 2.0%, primarily related to our new stores, offset by improved selling margins of 0.5%, primarily related to a reduction of shrinkage.

Selling Expenses - Selling expenses increased $6.2 million, or 28.3%, from $21.9 million for fiscal year 2005 to $28.1 million for fiscal year 2006, primarily attributable to additional stores. The $6.2 million increase in selling expenses is primarily due to increases of $3.3 million in store salaries, $1.1 million in advertising, $736,000 in freight expenses, $321,000 in payroll taxes, $254,000 in credit card fees, $173,000 in store outside services, $106,000 in contract labor and $92,000 in store supplies. As a percent of sales, selling expenses decreased from 21.9% for fiscal year 2005 to 21.8% for fiscal year 2006. The 0.1% decrease as a percent of sales is primarily due to a decrease of 0.2% in advertising.

General and Administrative Expenses - General and administrative expenses increased $2.7 million, or 30.8%, from $8.6 million for fiscal year 2005 to $11.3 million for fiscal year 2006, primarily attributable to additional stores. The $2.7 million increase in general and administrative expenses is primarily due to increases of $897,000 in utilities, $563,000 in legal and accounting fees, $549,000 in corporate salaries, $350,000 in warehouse fees and $256,000 in stock options expense. As a percent of sales, general and administrative expenses increased from 8.6% for fiscal year 2005 to 8.8% for fiscal year 2006. The 0.2% increase as a percent of sales is primarily due to an increase of 0.4% in utilities, offset by savings of 0.2% in miscellaneous expenses.

Interest Expense - Interest expense increased $366,000, or 72.6%, from $504,000 for fiscal year 2005 to $870,000 for fiscal year 2006 due to a higher average interest rate and increased borrowings under our revolving credit facility. For fiscal year 2006, interest expense is net of capitalized interest of $0 and interest income of $2,000. For fiscal year 2005, interest expense is net of capitalized interest of $0 and interest income of $1,000.

Income Tax Expense - The effective income tax rate increased from 39.1% for fiscal year 2005 to 41.6% for fiscal year 2006, primarily as a result of state provision adjustments reconciling the estimated effective rate utilized in the state and federal tax blend.

Liquidity and Capital Resources

Our capital requirements are primarily driven by our working capital needs for investments in new stores, remodeling and relocating existing stores, and enhancing information systems. Historically, our liquidity needs have been met primarily by available borrowings under our revolving credit facility and sales of securities. In March 2006, we sold 2,000,000 shares of our common stock in a public offering and received $12.8 million in net proceeds from the offering and the sale of warrants, net of expenses. We experienced operating losses and negative cash flows from operations during fiscal year 2007. Consequently, we have relied on our revolving credit facility to fund certain expansion and operating costs. Management believes that the revolving credit facility will be sufficient to fund our currently anticipated cash requirements for the next twelve months.

Our working capital needs related to inventory purchases are expected to decrease as a result of adding consignment merchandise to our product offerings at all store locations. The addition of consignment merchandise will reduce our cash requirements because an increasing percentage of store inventory will not be owned by us. At December 29, 2007, our inventory was $6.8 million lower, or $4.2 million lower excluding an inventory reserve of $2.6 million, than at the same time in fiscal year 2006. Our inventory at February 29, 2008 was significantly lower than at December 29, 2007. We estimate that our total average inventory in fiscal year 2008 will be approximately $10.0 million lower than in fiscal year 2007. Additionally, we are expecting a $3.0 million tax refund for carry back provisions for federal taxes.

Our future capital requirements depend on the sustained demand for our merchandise. Many factors affect the level of consumer spending on our products, some include, general economic conditions, rising energy prices, customer shopping patterns, availability of consumer credit, weather, and consumer confidence in future economic conditions. If we are unable to generate sufficient cash flow from operations or our revolving credit facility in the future to meet our obligations, we may be required to issue additional debt or equity financing. There can be no assurances that any such additional financing would be possible or could be obtained on terms that are favorable to us, or at all.

We incurred a net loss in fiscal year 2007 of $16.3 million and net income in fiscal years ended 2006 and 2005 of $1.9 million and $2.4 million, respectively. Approximately $9.0 million of the $16.3 million net loss in fiscal year 2007 was derived from the recognition of non-cash charges related to an asset impairment charge of $3.1 million, depreciation of $3.0 million, a lower of cost or market adjustment of $2.6 million and $0.3 million of stock based compensation. Non-cash charges represented approximately $9.0 million or 55% of the $16.3 million net loss in fiscal year 2007.

During fiscal year 2007, we opened 15 stores: 4 stores in California, 4 stores in Texas, 4 stores in Arizona, 1 store in Nevada, 1 store in Washington and 1 store in New Mexico. Based on our recent experience, we estimate that the average per store cost to open a new 20,000 square foot store typically requires working capital of approximately $650,000 and capital expenditures for build-out of approximately $185,000 (net of tenant allowances). The working capital cost estimates are expected to be lower as we expand our business model to include consignment merchandise. During fiscal year 2007, we closed 8 stores and transferred the remaining inventory in those stores to other stores. The costs associated with closing the 8 stores did not have a material impact on our financial position. In fiscal year 2006, we opened 24 stores and closed 5 stores.

The following table summarizes certain key liquidity measurements as of the dates indicated:

	December 29,	December 30,
	2007	2006
Cash and cash equivalents	$ 666	$ 679
Inventories	54,566	61,386
Total current assets	63,376	69,918
Borrowings under credit agreement	23,040	21,223
Total current liabilities	42,643	35,810
Net working capital	20,733	34,108
Property and equipment, net	16,774	14,392
Total assets	80,438	86,916
Total stockholders' equity	25,040	41,158

Operating Activities

Cash provided by operating activities for fiscal year 2007 was $5.5 million compared to cash used in operating activities for fiscal years 2006 and 2005 of $16.0 million and $0.1 million, respectively. The cash provided by operating activities of $5.5 million for fiscal year 2007, included the net loss of $16.3 million, offset by the $9.0 million non-cash expenses mentioned above, an increase in accounts payable and accrued expenses of $6.5 million, a reduction in inventory of $6.8 million, or $4.2 million excluding an inventory reserve of $2.6 million, and a decrease in deferred income taxes of $3.4 million (net of deferred tax asset valuation allowances), offset by $3.0 million in income tax receivable. Inventories at December 29, 2007 decreased to $54.6 million compared to $61.4 million at December 30, 2006. The inventory reduction was made primarily to provide space in the stores for the new consignment merchandise program. Discontinued operations incurred a net loss of $266,000 in fiscal year 2007 and the absence of these losses will improve cash flow in fiscal year 2008.

The net cash used in operating activities in fiscal year 2006 of $16.0 million was primarily the result of net income of $1.9 million, adjusted for depreciation and amortization of $1.9 million, an increase in accounts payable of $2.1 million, increases in accrued expenses and deferred rent of $4.0 million, offset by an increase in inventory of $21.5 million. The increase in inventory was primarily attributable to the opening of 24 new stores in fiscal year 2006.

Our inventory levels and valuations may change due to current and anticipated sales trends. Consequently, future trends may require us to take further inventory lower of cost or market adjustments. In this regard, we monitor our inventory levels closely and will take appropriate actions, including taking additional discounts, as necessary, to maintain the appropriate value of our inventory.

Investing Activities

Cash used in investing activities was $6.9 million for fiscal year 2007 compared to $10.0 million for fiscal year 2006. For the fiscal years 2007 and 2006, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and relocated stores.

Future capital expenditures will depend primarily on the number of planned store openings, the number of existing stores we remodel and the timing of these expenditures. We continuously evaluate our future capital expenditure plans and adjust planned expenditures, as necessary, based on business conditions. Because we are able to identify locations, negotiate leases and construct stores in a relatively short period of time, we are able to maintain considerable flexibility in the timing and extent of our capital expenditures. We plan to open 10 to 12 new stores in fiscal 2008. We estimate capital expenditures in fiscal 2008 of approximately $1.9 million for the 10 to 12 new stores, excluding any amounts that may be reimbursed from landlords. We anticipate being able to fund this level of store expansion from internally generated cash flow, leasing and borrowings from our revolving credit facility. Due to the weakened retail environment, we have not entered into any lease agreements during the past fiscal year and we have no lease commitments for fiscal year 2009.

Financing Activities

We believe that borrowings available under our revolving credit facility will be sufficient to meet our obligations in the ordinary course of business over the next 12 months, including capital expenditures and new store openings. Traditionally, we have experienced the largest use of cash from operating activities in the latter part of the third quarter and in the fourth quarter due to the build up of inventory to support the holiday season, resulting in additional borrowings under our revolving credit facility.

Cash provided by financing activities was $1.4 million for fiscal year 2007 compared to $26.2 million for fiscal year 2006. Cash provided by financing activities for fiscal year 2007 primarily reflects a net increase in borrowings under our revolving credit facility of $1.8 million, offset by capital lease payments of $0.4 million. In fiscal year 2006, we received $12.8 million (net of underwriting discounts of $0.9 million and costs of $0.8 million) from the proceeds of our secondary public offering.

Revolving Credit Facility

We maintain a revolving credit facility with Wells Fargo Retail Finance, LLC that provides for borrowings of up to $40.0 million, including a $5.0 million sublimit for the issuance of letters of credit. The amount of borrowings under the revolving credit facility may be increased at our option up to a maximum of $50.0 million, so long as no event of default has occurred and upon payment of a fee of 0.25% of the amount by which we request that the credit facility be increased. Under the terms of the revolving credit facility, we are subject to an annual capital expenditures limit of $10.0 million. In each remaining year of the revolving credit facility, Wells Fargo will adjust our capital expenditure limit based upon our business plan. Borrowings under the revolving credit facility are based upon a percentage of eligible inventory less certain reserves. The minimum available reserve that we must maintain under the revolving credit facility is 7.5% times the maximum borrowing amount then in effect. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. Management believes that the revolving credit facility will be sufficient to fund currently anticipated cash requirements for the next twelve months. If cash generated by operations does not result in a sufficient level of unused borrowing capacity, our operations and expansion plans could be constrained by our ability to obtain funds under the terms of our revolving credit facility. In such a case, we would need to seek other financing alternatives with our bank or other sources. Additional financing may not be available at terms acceptable to us, if at all. Failure to obtain financing in such circumstances may require us to significantly curtail our operations.

We are subject to a number of restrictive or "negative" covenants under the terms and conditions of the revolving credit facility. Although it does not contain any restrictions on disposal of assets or closure of stores other than a restriction prohibiting us from taking action to convey, sell, lease, license, assign, transfer or otherwise dispose of, in one transaction or a series of transactions, all or substantially all of our assets, the revolving credit facility restricts us from incurring additional indebtedness, except to the extent provided in the revolving credit facility, from consigning any of our inventories to third parties under a bill and hold, sale or return, sale on approval or other conditional terms of sales and from making any distribution, declaration or payment of any dividend (in cash or other property, other than common stock). It also restricts us from creating, incurring, assuming, or suffering to exist, directly or indirectly, any lien on or with respect to any of our assets and from entering into a merger, consolidation, reorganization, or recapitalization or reclassification of our common stock. Furthermore, the revolving credit facility restricts us from causing, permitting, or suffering, directly or indirectly, any change of control and from suspending or going out of a substantial portion of our business. The definition of change of control set forth in the revolving credit facility includes, among other events, Dmitry Beinus ceasing to be President, Chief Executive Officer and Chairman of the Board, Dmitry Beinus ceasing to be the beneficial owner of at least 25% of our common stock or a majority of the members of the Board of Directors not continuing as directors.

Borrowings under our revolving credit facility bear interest at the prime rate or London Interbank Offered Rate (LIBOR) plus 1.25% to 1.75%, depending on our average excess availability. The average interest rate on outstanding borrowings at December 29, 2007 was 7.0%. At December 29, 2007, we had approximately $6.3 million available under our revolving credit facility. As of December 29, 2007, we were in compliance with the covenants of our revolving credit facility.

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

Stock Offerings

Public Offering of Common Stock

In March 2006, we sold 2,000,000 shares of our common stock in a public offering at $7.20 per share. In addition to the common stock sold by us, 1,450,000 shares of common stock held by our Chief Executive Officer were sold in the offering. In connection with the offering, we also issued to one of our underwriters warrants to purchase up to 150,000 shares of our common stock at an exercise price of $8.64 per share.

We used the net proceeds received from the offering of $12.8 million to open new stores, purchase inventory and for working capital. We did not receive any proceeds from the sale of 1,450,000 common stock shares by our Chief Executive Officer.

Series A Convertible Preferred Stock Financing

On October 3, 2005, we entered into a Securities Purchase Agreement under which we issued and sold to an investor in a private placement 3,000 shares of our Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase up to 25% of the number of shares of our common stock issuable upon conversion of the Preferred Stock, for a purchase price of $3.0 million. The shares of Preferred Stock were converted by the investor into an aggregate of 571,428 shares of common stock at a conversion price of $5.25 per share in January 2006. The warrants entitle the investor to purchase up to 142,857 shares of our common stock. Of this total, 71,429 warrants are exercisable at $8.00 per share and 71,428 warrants are exercisable at $11.00 per share. The warrants expire on October 3, 2008. The funds received from this transaction were used for general working capital purposes.

Contractual Obligations and Other Commitments

The following table summarizes our significant contractual obligations and other commitments as of December 29, 2007:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)

Operating leases (1)	$ 253,693	$ 32,696	$ 64,248	$ 56,742	$ 100,007
Capital leases (2)	1,686	713	973	-	-
Revolving credit facility	23,040	23,040	-	-	-
Documentary and stand-by letters of credit	712	79	633	-	-
Purchase obligations for inventory	5,534	5,534	-	-	-
Non-current tax liabilities (3)	-	-	-	-	-
Service contracts	301	301	-	-	-
Total contractual obligations	$ 284,966	$ 62,363	$ 65,854	$ 56,742	$ 100,007
  As part of our store operating leases, we are responsible for other costs including: insurance, taxes, promotional costs and common area and maintenance costs. These costs have not been included in the total obligations under operating leases. Operating leases for stores opening in fiscal year 2008 are included.
  Includes imputed interest of 7.2%.
  As of December 29, 2007, our FIN 48 liability, including interest and penalties, is $260,000. We are unable to reasonably estimate the timing of the effective settlement of tax positions.

We obtain letters of credit in connection with overseas merchandise purchase arrangements. The total amounts outstanding under letters of credit issued for overseas merchandise purchases were approximately $0.7 million and $2.6 million as of December 29, 2007 and December 30, 2006, respectively. As of December 29, 2007 and December 30, 2006, we had $0.6 million in standby letters of credit relating to our workers compensation policy and rental agreements.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that adoption of this statement will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that adoption of this statement will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". This statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No.160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 was effective in our fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. We are currently evaluating the effect that adoption of this statement will have on our financial position and results of operations.

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

Foreign Currency Risks - We did not have any foreign exchange contracts outstanding at December 29, 2007. We make minimal purchases outside of the United States that involve foreign currencies and, therefore, have only minimal exposure to foreign currency exchange risks. We do not typically hedge against foreign currency risks and believe that our foreign currency exchange risk is insignificant.

Item 8.    Financial Statements and Supplementary Data

Shoe Pavilion, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Shoe Pavilion, Inc.

We have audited the accompanying consolidated balance sheet of Shoe Pavilion, Inc. and subsidiary (the "Company") as of December 29, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year ended December 29, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2007, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 and 11, effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of Statement No. 109.

/s/ GRANT THORNTON LLP

Los Angeles, California
March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Shoe Pavilion, Inc.

We have audited the accompanying consolidated balance sheet of Shoe Pavilion, Inc. and subsidiary (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 30, 2006 and December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2006 and 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2006, and the results of its operations and its cash flows for the years ended December 30, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the accompanying 2006 and 2005 financial statements have been retrospectively adjusted for discontinued operations.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, CA
March 7, 2007
(March 27, 2008 as to Note 1- Discontinued Operations)

Shoe Pavilion, Inc.

Consolidated Balance Sheets
(In thousands, except share data)

	December 29,	December 30,
	2007	2006
Assets

Current Assets:
Cash and cash equivalents	$ 666	$ 679
Accounts receivable, net	1,873	2,430
Income tax receivable	3,043	-
Inventories, net	54,566	61,386
Deferred income taxes	-	1,034
Prepaid expenses and other current assets	3,228	3,138
Current assets of discontinued operations	-	1,251
Total current assets	63,376	69,918

Property and equipment, net	16,774	14,392
Deferred income taxes	-	2,353
Other assets	288	232
Noncurrent assets of discontinued operations	-	21
Total assets	$ 80,438	$ 86,916

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$ 13,134	$ 9,753
Accrued expenses	5,960	4,675
Borrowings under credit agreement	23,040	21,223
Current portion of capitalized lease obligations	509	156
Current liabilities of discontinued operations	-	3
Total current liabilities	42,643	35,810

Deferred rent and other long-term liabilities	11,712	9,580
Long-term portion of capitalized lease obligations	1,043	368
Total liabilities	55,398	45,758

Commitments and contingencies (see Note 6)

Stockholders' Equity:
Convertible preferred stock- $.001 par value; 1,000,000 shares
authorized; no shares issued and outstanding at 2007 and 2006	-	-
Common stock- $.001 par value; 15,000,000 shares authorized;
9,542,331 (2007) and 9,538,552 (2006) shares issued
and outstanding	10	10
Additional paid-in capital	30,455	30,069
Accumulated (deficit) earnings	(5,425)	11,079
Total stockholders' equity	25,040	41,158
Total liabilities and stockholders' equity	$ 80,438	$ 86,916

See notes to consolidated financial statements.

Shoe Pavilion, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Fiscal Year Ended,
	2007	2006	2005

Net sales	$ 152,571	$ 129,057	$ 100,254
Cost of sales and related occupancy expenses	113,738	85,650	65,018
Asset impairment	3,056	-	-
Gross profit	35,777	43,407	35,236
Selling expenses	34,179	28,135	21,923
General and administrative expenses	15,235	11,309	8,645
Operating (loss) income	(13,637)	3,963	4,668
Interest expense, net	(2,020)	(870)	(504)
Other expense	(19)	-	-
(Loss) income from continuing operations before income taxes	(15,676)	3,093	4,164
Income tax expense	(352)	(1,287)	(1,630)
(Loss) income from continuing operations	(16,028)	1,806	2,534
Discontinued operations, net of taxes	(266)	59	99
Net (loss) income	$ (16,294)	$ 1,865	$ 2,633
Net (loss) income available to common stockholders (see Note 2)	$ (16,294)	$ 1,865	$ 2,429

(Loss) earnings per share:
Basic:
(Loss) earnings from continuing operations	$ (1.68)	$ 0.20	$ 0.35
(Loss) earnings from discontinued operations	$ (0.03)	$ 0.01	$ 0.01
Net (loss) income	$ (1.71)	$ 0.21	$ 0.36

Diluted:
(Loss) earnings from continuing operations	$ (1.68)	$ 0.19	$ 0.35
(Loss) earnings from discontinued operations	$ (0.03)	$ 0.01	$ 0.01
Net (loss) income	$ (1.71)	$ 0.20	$ 0.36

Weighted average shares outstanding - basic	9,542	9,030	6,810
Weighted average shares outstanding - diluted	9,542	9,212	7,229

See notes to consolidated financial statements.

Shoe Pavilion, Inc.

Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Convertible Preferred Stock		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance at January 1, 2005	6,801	$ 7	-	$ -	$ 13,969	$ 6,581	$ 20,557

Net income	-	-	-	-	-	2,633	2,633
Issuance of convertible preferred
stock, net of offering costs of $284	-	-	3	-	2,508	-	2,508
Issuance of warrants	-	-	-	-	138	-	138
Stock-based compensation	-	-	-	-	108	-	108
Exercise of stock options	127	-	-	-	227	-	227
Balance at December 31, 2005	6,928	7	3	-	16,950	9,214	26,171

Net income	-	-	-	-	-	1,865	1,865
Conversion of convertible preferred
stock to common stock	571	1	(3)	-	(1)	-	-
Public offering of stock, net of
offering costs of $765	2,000	2	-	-	12,424	-	12,426
Issuance of warrants	-	-	-	-	345	-	345
Stock-based compensation	-	-	-	-	256	-	256
Exercise of stock options	40	-	-	-	24	-	24
Income tax benefit from stock
option exercise	-	-	-	-	71	-	71
Balance at December 30, 2006	9,539	10	-	-	30,069	11,079	41,158

Net loss	-	-	-	-	-	(16,294)	(16,294)
Cumulative effect of the adoption
of FIN 48 (see Note 2)	-	-	-	-	-	(210)	(210)
Stock-based compensation	-	-	-	-	380	-	380
Exercise of stock options	3	-	-	-	-	-	-
Income tax benefit from stock
option exercise	-	-	-	-	6	-	6
Balance at December 29, 2007	9,542	$ 10	-	$ -	$ 30,455	$ (5,425)	$ 25,040

See notes to consolidated financial statements.

Shoe Pavilion, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended,
	2007	2006	2005

Cash flows from operating activities:
Net (loss) income	$ (16,294)	$ 1,865	$ 2,633
Net loss (income) from discontinued operations	266	(59)	(99)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Provision for inventory reserves	2,591	-	-
Depreciation and amortization	2,958	1,888	1,542
Loss on disposal of fixed assets	19	-	-
Asset impairment	3,056	-	-
Provision for bad debts	44	-	-
Share-based compensation	380	256	108
Tax benefit from exercise of stock options	-	(71)	-
Deferred income tax, net	6,488	(360)	(738)
Deferred tax asset valuation allowances	(3,101)	-	-
Cancellation of registration rights agreement	-	(70)	-
Changes in operating assets and liabilities:
Accounts receivable	513	(1,339)	(960)
Income tax receivable	(3,043)	-	-
Inventories	4,229	(21,510)	(5,394)
Prepaid expenses and other current assets	(146)	(2,726)	1,125
Accounts payable	3,211	2,060	(2,080)
Accrued expenses, deferred rent and other long-term liabilities	3,295	4,012	3,719
Net cash provided by discontinued operations	994	50	66
Net cash provided by (used in) operating activities	5,460	(16,004)	(78)

Cash flows from investing activities:
Purchases of property and equipment	(6,895)	(9,975)	(3,807)
Purchases of property and equipment for discontinued operations	-	(16)	(3)
Cash used in investing activities	(6,895)	(9,991)	(3,810)

Cash flows from financing activities:
Proceeds from public offering of stock, net of underwriting discount of $864	-	13,191	-
Public offering of stock costs	-	(765)	-
Proceeds from the issuance of convertible preferred stock	-	-	2,792
Preferred stock offering costs	-	-	(284)
Proceeds from the issuance of common stock warrants	-	345	138
Issuance of registration rights	-	-	70
Payment of loan costs	-	(25)	-
Borrowings on credit facility, net	1,817	13,420	1,191
Exercise of stock options	-	24	227
Tax benefit from exercise of stock options	6	71	-
Principal payments on capital leases	(401)	(80)	(113)
Net cash provided by financing activities	1,422	26,181	4,021

Net (decrease) increase in cash and cash equivalents	(13)	186	133
Cash and cash equivalents, beginning of period	679	493	360
Cash and cash equivalents, end of period	$ 666	$ 679	$ 493

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 2,057	$ 712	$ 517
Cash paid for income taxes	88	2,392	1,634
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions through accrued expenses and accounts payable	$ 313	$ 603	$ 560
Capital lease obligations incurred	1,429	338	301
Cashless exercise of stock options	7	172	-

See notes to consolidated financial statements.

Shoe Pavilion, Inc.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

Shoe Pavilion, Inc. (the "Company"), founded in 1979, is an independent off-price footwear retailer with locations in the Western and Southwestern United States. The Company operates as a single reportable business segment with 115 stores at December 29, 2007 in Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico.

Liquidity - In fiscal year 2007, the Company incurred operating losses and had an accumulated deficit at December 29, 2007. Historically, the Company's liquidity needs have been met primarily by available borrowings under the Company's revolving credit facility and sales of securities. At December 29, 2007, the Company had approximately $6.3 million available under its revolving credit facility. Management believes that the existing revolving credit facility will be sufficient to fund currently anticipated cash requirements for the next twelve months.

The Company's efforts to reduce inventory levels and improve liquidity resulted in a $6.8 million reduction in inventory, or $4.2 million excluding an inventory reserve of $2.6 million, from $61.4 million at December 30, 2006 to $54.6 million at December 29, 2007. The inventory at February 29, 2008 was significantly lower than at December 29, 2007. In the Company's efforts to reduce operating expenses and improve liquidity, the Company along with retail consultants, are reviewing all of its store leases and are in discussions with landlords regarding rent reductions and lease modifications. Additionally, the Company has hired third-party consultants, on a contingent fee basis, to review its operating expenses for cost reductions.

If cash generated by operations does not result in a sufficient level of unused borrowing capacity, the Company's current operations and expansion plans could be constrained by its ability to obtain funds under the terms of the Company's revolving credit facility. In such a case, the Company would need to seek other financing alternatives with its bank or other sources. Additional financing may not be available at terms acceptable to the Company, if at all. Failure to obtain financing in such circumstances may require the Company to significantly curtail its operations.

Discontinued Operations - Strategic decisions to close stores or exit locations or activities are made at least annually. If stores or operating activities to be closed or exited constitute components, as defined by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented, net of tax, as a separate component on the Consolidated Statements of Operations.

In August 2007, the Company closed two underperforming stores located in Chino, California which had reached the end of the initial lease term. In October 2007, the Company closed one underperforming store in Fresno, California which had reached the end of the initial lease term. In November 2007, the Company closed one underperforming store in Granada Hills, California which had reached the end of the initial lease term. In accordance with SFAS No. 144, the results of operations for fiscal years 2007, 2006 and 2005 for the four closed California stores are classified as discontinued operations as there were no migration of customers or cash flows to the Company's other stores. The results of operations for discontinued stores include only revenues generated from, and expenses directly associated with, the operation of such stores and consist of the following:

	Fiscal Year Ended
	2007	2006	2005
	(in thousands)

Net sales	$ 1,853	$ 2,249	$ 2,255
Cost of sales and related occupancy expenses	1,561	1,614	1,570
Gross profit	292	635	685
Selling, general and administrative expenses	553	534	522
(Loss) income from discontinued operations before income taxes	(261)	101	163
Income tax expense	(5)	(42)	(64)
Net (loss) income	$ (266)	$ 59	$ 99

	December 29,	December 30,
	2007	2006
	(in thousands)
Assets

Current assets
Cash and cash equivalents	$ -	$ 1
Inventories, net	-	1,250
Total current assets	-	1,251

Noncurrent assets
Property and equipment, net	$ -	$ 21
Total noncurrent assets	-	21
Total assets of discontinued operations	$ -	$ 1,272

Liabilities

Current liabilities
Accrued expenses	$ -	$ 3
Total current liabilities	-	3
Total liabilities of discontinued operations	$ -	$ 3

Impairment Charges - Based on the criteria in SFAS No. 144, long-lived assets are reviewed for impairment when events occur or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company analyzes the operating results of its stores and assesses the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment and leasehold improvements, have been impaired. Based on an analysis of expected undiscounted cash flows over the remaining term of the leases, the Company recognized approximately $3.1 million of noncash impairment charges in fiscal year 2007, related to leasehold improvements at 13 underperforming stores. The fair value of the leasehold improvements in these stores was determined to be zero.

2.  Summary of Significant Accounting Policies

Consolidation Policy - The consolidated financial statements include the Company and its wholly-owned subsidiary, Shoe Pavilion Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

Fiscal Periods - The Company's fiscal year end is based upon a fifty-two or fifty-three week year ending on the Saturday nearest to December 31st. All references herein to fiscal years 2007, 2006 and 2005 refer to the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. December 29, 2007, December 30, 2006 and December 31, 2005 were 52 week years.

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

Reclassifications - Certain reclassifications have been made to the historical financial statements to conform to the current-year presentation, including discontinued operations. The reclassifications relate to deferred income taxes and other assets at December 30, 2006 to separate balance sheet line items.

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

Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and borrowings under the revolving credit facility approximates their estimated fair values at December 29, 2007 and December 30, 2006, due to the short-term nature of accounts receivable and accounts payable and the floating rate of the revolving credit facility.

Inventory Valuation - Inventories are stated at the lower of average cost or market. The Company adjusts inventory based on historical experience and current information in order to assure that inventory is recorded properly at the lower of average cost or market. Among the factors the Company considers include current sell through, seasonality and length of time merchandise has been held in inventory. The amount ultimately realized from the sale of the Company's inventories could differ materially from its estimates.

A lower of cost or market adjustment has been taken on selected slower moving inventory that the Company has determined to sell in order to make room for consignment merchandise. In fiscal year 2007, the Company recorded an inventory lower of cost or market adjustment of $2.6 million ($3.0 million in costs and expenses charged to cost of sales offset by $0.4 million in deductions for sales of inventory). The total inventory reserve as of December 29, 2007 was $3.4 million. The Company expects to sell through this inventory over the next several fiscal quarters. If the sales discounts are ultimately greater than anticipated, the Company will record additional adjustments in subsequent quarters.

The Company's inventory levels and valuations may change due to current and anticipated sales trends. Consequently, future trends may require the Company to take further inventory lower of cost or market adjustments. In this regard, the Company monitors its inventory levels closely and will take appropriate actions, including taking additional discounts, as necessary, to maintain the appropriate value of its inventory.

The Company purchases inventory from international and domestic vendors. For fiscal years 2007, 2006 and 2005, the Company's top ten suppliers accounted for approximately 45%, 43% and 40%, of inventory purchases, respectively.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized on the straight-line method over the shorter of the useful lives of the assets or lease term, generally five to ten years.

Long-lived Assets - Based on the criteria in SFAS No. 144, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company records an impairment charge to write down the assets to their estimated fair value if the carrying values of such assets exceed their related expected undiscounted future cash flows. Management's estimates and assumptions used in the projections are subject to a high degree of judgment and if actual results differ, additional losses may be recorded. The Company recognized approximately $3.1 million of noncash impairment charges in fiscal year 2007, related to leasehold improvements at 13 underperforming stores. The fair value of the leasehold improvements in these stores was determined to be zero. If the Company's stores' operating performance does not improve in the future, the carrying value of its stores' assets may not be recoverable in light of future expected cash flows. This may result in the Company's need to record additional impairment losses in certain markets where its stores operate that could have a materially adverse effect on the Company's business, financial condition and results of operation.

Income Taxes - Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company provides a valuation allowance when it is more likely than not that some or a portion or the entire deferred tax asset will not be realized.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain tax position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

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

Self-insurance - The Company records an estimated liability for the self-insured portion of its workers' compensation claims based on its historical experience and an evaluation of outstanding claims. On December 1, 2006, the Company changed to premium based insurance.

Pre-opening Costs - Store pre-opening costs are charged to expense as incurred.

Revenue Recognition - The Company recognizes revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" as amended by SAB No. 104, "Revenue Recognition". Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register with either cash or a credit card. Revenue does not include sales tax collected from customers.

Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue. Gift certificates sold are carried as a liability when sold and revenue is recognized when the gift certificate is redeemed or when the likelihood of redemption becomes remote. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed or when the likelihood of redemption becomes remote. The Company records a reserve for estimated product returns based on historical return trends. Returns are recorded as a reduction of revenue. At December 29,

2007 and December 30, 2006, the reserve was $206,000 and $175,000, respectively. If actual returns are greater than those projected, additional sales returns reserves may be recorded in the future.

In July 2006, the Emerging Issues Task Force ("EITF") promulgated Issue No. 06-3 ("Issue"), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross versus Net Presentation)". The EITF concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, this Issue states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. This Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Since the Company currently records taxes on a net basis (i.e., sales tax is not included in sales, but is instead recorded as a liability), the adoption of this Issue did not have a material impact on the Company's net earnings or financial position.

Cost of Sales - Cost of sales includes product costs, inbound freight, inventory shrinkage and store occupancy costs. It does not include purchasing, warehousing, distribution and inter-store freight transportation expenses, which are included in selling, general and administrative expenses. The Company's gross margin may not be comparable to other retailers as some of these entities include purchasing, warehousing, distribution and inter-store freight transportation expenses in cost of sales. These expenses were approximately $4.3 million, $3.9 million and $2.9 million for fiscal years 2007, 2006 and 2005, respectively.

Advertising Expense - For fiscal years 2007, 2006 and 2005, the Company spent $6.8 million, $5.9 million and $4.8 million, respectively on advertising. Advertising costs are expensed as incurred.

On occasion the Company receives co-operative advertising fees and margin assistance from its suppliers. Co-operative advertising allowances in 2007, 2006 and 2005 were approximately $0, $42,000 and $47,000, respectively. These amounts were recorded as a reduction in advertising expense. Margin assistance received for merchandise still in stock is recorded as a reduction in inventory cost for the related merchandise and results in a reduction in cost of sales at the time of sale. Margin assistance received after the related merchandise has been sold is recorded as a reduction of cost of sales in the period negotiations are finalized.

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

The following table summarizes the allocation of earnings using the two-class method:

	Fiscal Year Ended,
	2007	2006	2005
	(in thousands)

Net (loss) income	$ (16,294)	$ 1,865	$ 2,633
Allocation of income to preferred stockholders	-	-	204
Net (loss) income available for common stockholders	$ (16,294)	$ 1,865	$ 2,429

The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method:

	Fiscal Year Ended,
	2007	2006	2005
	(in thousands)

Weighted average number of shares - basic	9,542	9,030	6,810
Effect of dilutive securities:
Employee stock options	-	182	276
Preferred stock	-	-	143
Weighted average number of shares - diluted	9,542	9,212	7,229

Approximately 338,000, 343,000 and 232,000 options and warrants for fiscal years 2007, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

The following table summarizes basic and diluted earnings per shares:

	Fiscal Year Ended,
	2007	2006	2005
	(in thousands, except per share data)

Net (loss) income	$ (16,294)	$ 1,865	$ 2,633
Net (loss) income available for common stockholders	$ (16,294)	$ 1,865	$ 2,429

Weighted average number of shares - basic	9,542	9,030	6,810
Weighted average number of shares - diluted	9,542	9,212	7,229

(Loss) earnings per share - basic	$ (1.71)	$ 0.21	$ 0.36
(Loss) earnings per share - diluted	$ (1.71)	$ 0.20	$ 0.36

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

The following table shows the effect on net income and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation — Transition and Disclosure":

Fiscal Year Ended,
2005
(in thousands,
except per share data)

Net income available to common stockholders, as reported	$ 2,429
Add: Stock-based compensation included
in net income	108
Deduct: Stock-based compensation determined under
fair value method, net of related tax benefits	(193)
Pro forma net income	$ 2,344

Net income per share:
As reported:
Basic	$ 0.36
Diluted	$ 0.36

Pro forma:
Basic	$ 0.34
Diluted	$ 0.32

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

	Fiscal Year Ended,
	2007	2006	2005

Expected volatility	66.1%	55.0%	62.9%
Expected dividends	None	None	None
Expected term (in years)	4.5	3.9	6.8
Risk-free interest rate	5.0%	5.0%	4.3%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on reference to the historical volatility of the Company's stock, adjusted for management's estimate of future volatility. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. The Company uses the straight-line method for amortizing compensation costs for fixed employee stock compensation awards with graded vesting.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that adoption of this statement will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". This statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 was effective in the Company's fourth quarter of fiscal year 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company is currently evaluating the effect that adoption of this statement will have on its financial position and results of operations.

3. Property and Equipment

The following table summarizes the components of property and equipment:

	Fiscal Year Ended,
	2007	2006
	(in thousands)

Store fixtures and equipment	$ 9,933	$ 8,274
Leasehold improvements, net of asset impairment	13,257	12,091
Information technology systems	3,814	3,014
Construction-in-progress	2,296	1,152
	29,300	24,531
Less: accumulated depreciation/amortization	(12,526)	(10,139)
	$ 16,774	$ 14,392

The gross amount of equipment relating to information technology acquired through capital lease obligations included in the table above is approximately $1.9 million and $0.3 million with accumulated depreciation of approximately $0.1 million and $0.0 million as of December 29, 2007 and December 30, 2006, respectively. The capital lease obligations are secured by equipment.

4. Accrued Liabilities

The following table summarizes the components of accrued expenses as of the dates indicated:

	Fiscal Year Ended,
	2007	2006
	(in thousands)

Interest	$ 143	$ 174
Real estate tax	646	176
Vacation	485	391
Workers' compensation	374	427
Customer returns	206	175
Salaries	446	424
Sales tax	1,509	1,269
Related parties	1,165	45
Other accrued expenses	986	1,594
	$ 5,960	$ 4,675

5. Financing Agreements

The Company maintains a revolving credit facility with Wells Fargo Retail Finance, LLC that provides for borrowings of up to $40.0 million, including a $5.0 million sublimit for the issuance of letters of credit. The amount of borrowings under the revolving credit facility may be increased at the Company's option up to a maximum of $50.0 million, so long as no event of default has occurred and upon payment of a fee of 0.25% of the amount by which the Company requests that the credit facility be increased. Under the terms of the revolving credit facility, the Company is subject to an annual capital expenditures limit of $10.0 million. In each remaining year of the revolving credit facility, Wells Fargo will adjust the Company's capital expenditure limit based upon its business plan. Borrowings under the revolving credit facility are based upon a percentage of eligible inventory less certain reserves. The minimum available reserve that the Company must maintain under the revolving credit facility is 7.5% times the maximum borrowing amount then in effect. Borrowings are secured by inventory, equipment, general intangibles and other rights to payments. If cash generated by operations does not result in a sufficient level of unused borrowing capacity, the Company's operations and expansion plans could be constrained by its ability to obtain funds under the terms of its revolving credit facility. In such a case, the Company would need to seek other financing alternatives with its bank or other sources. Additional financing may not be available at terms acceptable to the Company, if at all. Failure to obtain financing in such circumstances may require the Company to significantly curtail its operations.

The Company is subject to a number of restrictive or "negative" covenants under the terms and conditions of the revolving credit facility. Although it does not contain any restrictions on disposal of assets or closure of stores other than a restriction prohibiting the Company from taking action to convey, sell, lease, license, assign, transfer or otherwise dispose of, in one transaction or a series of transactions, all or substantially all of its assets, the revolving credit facility restricts the Company from incurring additional indebtedness, except to the extent provided in the revolving credit facility, from consigning any of the Company's inventories to third parties under a bill and hold, sale or return, sale on approval or other conditional terms of sales and from making any distribution, declaration or payment of any dividend (in cash or other property, other than common stock). It also restricts the Company from creating, incurring, assuming, or suffering to exist, directly or indirectly, any lien on or with respect to any of the Company's assets and from entering into a merger, consolidation, reorganization, or recapitalization or reclassification of its common stock. Furthermore, the revolving credit facility restricts the Company from causing, permitting, or suffering, directly or indirectly, any change of control and from suspending or going out of a substantial portion of its business. The definition of change of control set forth in the revolving credit facility includes, among other events, Dmitry Beinus ceasing to be President, Chief Executive Officer and Chairman of the Board, Dmitry Beinus ceasing to be the beneficial owner of at least 25% of the Company's common stock or a majority of the members of the Board of Directors not continuing as directors.

Borrowings under the Company's revolving credit facility bear interest at the prime rate or London Interbank Offered Rate (LIBOR) plus 1.25% to 1.75%, depending on its average excess availability. The average interest rate on outstanding borrowings at December 29, 2007 was 7.0%. At December 29, 2007, the Company had approximately $6.3 million available under its revolving credit facility. As of December 29, 2007, the Company was in compliance with the covenants of its revolving credit facility.

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

6.  Commitments and Contingencies

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

The following table summarizes future minimum lease payments required:

Operating
Lease Payments
(in thousands)
Fiscal Year
2008	$ 32,696
2009	33,393
2010	30,855
2011	29,312
2012	27,430
Thereafter	100,007
$ 253,693

Rental expense for fiscal years 2007, 2006 and 2005 was approximately $29.2 million, $22.1 million and $15.8 million, respectively, including contingent rentals of $0.4 million, $0.4 million and $0.3 million, respectively.

Capital Leases - The Company has capital lease obligations for fixtures and information technology totaling $1.7 million, of which $0.7 million will become due within the next 12 months. Future obligations under these non-cancellable capital leases are as follows:

Capital
Lease Payments
(in thousands)
Fiscal Year
2008	$ 713
2009	713
2010	260
2011	-
Thereafter	-
Total obligation	1,686
Interest	134
Principal	$ 1,552

Letters of Credit - The Company obtains letters of credit in connection with overseas purchase arrangements. The total amounts outstanding were approximately $0.7 million and $2.6 million as of December 29, 2007 and December 30, 2006, respectively. As of December 29, 2007 and December 30, 2006, the Company had $0.6 million in standby letters of credit relating to its workers compensation policy and rental agreements.

7. Legal Proceedings

The Company was a defendant in a patent infringement action brought by DSW Inc. and DSW Shoe Warehouse Inc. (collectively "DSW") in October 2006 before the United States District Court, Central District of Los Angeles, California. DSW alleged in the lawsuit that the Company initially used an original, and later used a redesigned shoe display/storage fixture that infringed on its U.S. patents. As part of its lawsuit, DSW also moved for a preliminary injunction seeking to halt the Company's use of the redesigned display until the case was decided. The court denied DSW's request for a preliminary injunction and on September 25, 2007, the court granted the Company's motion for summary judgment determining there was no infringement by the redesigned display and dismissing DSW's case. On October 23, 2007, DSW filed an appeal of the lower court's ruling in the Court of Appeals for the Federal Circuit. In connection with this appeal process, the court has required DSW and the Company to enter into non-binding mediation in an effort to resolve the matter. The Company believes that the lower court's ruling that there was no patent infringement is correct. Moreover, the Company believes that in the unlikely event the Court of Appeals reinstates the case the Company has other meritorious defenses upon which it will prevail.

The Company is a defendant in two class action lawsuits, one filed on January 22, 2007, and the other filed on February 9, 2007, both in the United States District Court, Central District of Los Angeles, California. Both lawsuits have been filed by individuals alleging that the Company continues to print more than the last five digits and expiration date on credit card receipts in violation of the Fair and Accurate Credit Transaction Act. The Company has filed answers in both cases denying any liability to the plaintiffs. The Company also filed a third-party complaint for indemnification against Datavantage, Inc., the company that provided and serviced the equipment and software used by the Company to process point-of-sale transactions in its stores. Datavantage has filed answers in both cases denying all liability. In a factually similar case, the Ninth Circuit Court of Appeals granted the plaintiff permission to appeal the trial court's denial of her motion for class certification. In light of this lower court ruling, the plaintiffs in both cases and the Company have determined it would be in all the parties' best interest to toll the pending cases until the Ninth Circuit Court of Appeals renders a decision on the motion for class certification in the other case. To this end, the parties have filed a stipulation dismissing the cases without prejudice and have entered into tolling agreements tolling all claims until ten calendar days after a decision is rendered by the Court of Appeals.

From time to time the Company is party to various routine legal proceedings incidental to normal business activities. The Company believes that while it is reasonably possible that some of these matters will result in settlements to be paid by the Company, the ultimate resolution of these matters is not expected to have a material adverse impact on its business, financial condition or results of operations, either due to the nature of the claims, or because the Company believes that such claims should not exceed the limits of its insurance coverage.

8.  Stockholders' Equity

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

9.  Stock Option Plans

1998 Equity Incentive Plan

In January 1998, the Company's Board of Directors and stockholders adopted the 1998 Equity Incentive Plan ("1998 Plan"), pursuant to which an aggregate of 1,000,000 shares of common stock are reserved for issuance to key employees and consultants. The 1998 Plan originally provided for awards of both nonqualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common stock in the future following the attainment of performance goals determined by the Board of Directors. At December 29, 2007, there were 419,561 shares available for future grants under the

1998 Plan and options to acquire 292,805 shares of common stock were exercisable. As of January 30, 2008, incentive stock options may no longer be granted under the 1998 Plan.

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

The 1998 Plan is administered by the compensation committee which has the sole discretion to select the persons to whom awards will be made, to determine the nature and amounts of such awards and to interpret, construe and implement the 1998 Plan. Members of the compensation committee are not eligible to receive awards under the 1998 Plan.

1998 Non-Employee Director Stock Plan

In January 1998, the Company's Board of Directors and stockholders adopted the 1998 Non-Employee Director Stock Plan ("Directors' Plan"), pursuant to which an aggregate of 100,000 shares of common stock were reserved for issuance to non-employee directors of the Company upon exercise of non-qualified stock options granted under the plan. In May 2007, the Board of Directors and stockholders amended the Directors' Plan to also allow for the grant of restricted stock. The Directors' Plan is intended to further the interests of the Company by providing recognition and compensation to its outside directors for their time, effort and participation in the growth and protection of the business. The Directors' Plan provides that, at the time of his or her initial election or appointment to the Board of Directors, each director who is not an employee of the Company will be granted either a nonqualified stock option to purchase 7,500 shares of common stock or a restricted stock award of 1,800 shares, as determined by the plan administrator. Thereafter, on the date of each annual meeting, each outside director will be granted either a nonqualified option to purchase 2,500 shares of common stock or an award of 600 shares of restricted stock, as determined by the plan administrator, in its sole discretion. The exercise price of all options granted under the Directors' Plan must be equal to the fair market value of the Company's common stock on the date of grant. The initial options granted vest immediately. Subsequently granted options vest on the one year anniversary of the grant. The contractual term is six years. The Directors' Plan is administered by a committee consisting of the Board of Directors. At December 29, 2007, there were 12,500 shares available for future grants under the Director's Plan and options to acquire 35,000 shares of common stock were exercisable.

Unless provided otherwise in the applicable award agreement, each option shall vest and be exercisable on the first anniversary of the grant date. In the event of a change of control, as defined in the Directors' Plan, all options held by directors shall become fully vested and exercisable.

Summary of Stock Option Plans

A summary of the Company's stock option activity for both plans is presented in the following table:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (years)	(000)

Outstanding at January 1, 2005	516,500	$ 2.51	6.99	$ 588
Granted	127,500	$ 5.32
Exercised	(126,750)	$ 1.80
Forfeited or expired	(76,750)	$ 2.59
Outstanding at December 31, 2005	440,500	$ 3.52	6.78	$ 1,975
Granted	380,500	$ 7.35
Exercised	(63,668)	$ 3.08
Forfeited or expired	(160,832)	$ 5.78
Outstanding at December 30, 2006	596,500	$ 5.40	7.41	$ 1,193
Granted	35,000	$ 2.98
Exercised	(5,000)	$ 1.58
Forfeited or expired	(155,000)	$ 6.97
Outstanding at December 29, 2007	471,500	$ 4.73	5.91	$ -

Vested and expected to vest
at December 29, 2007	458,851	$ 4.70	5.83	$ -

Exercisable at December 29, 2007	327,805	$ 4.68	5.10	$ -

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company's average stock price for that day. As of December 29, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $308,000, which is expected to be recognized over a weighted average period of approximately 1.4 years. The intrinsic value of options exercised in fiscal years 2007, 2006 and 2005 was $25,000, $271,000 and $580,000, respectively.

A summary of the status of the Company's nonvested options as of December 31, 2006 and changes during fiscal year 2007 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at December 31, 2006	377,775	$ 3.15
Granted	35,000	$ 1.70
Vested	(151,580)	$ 2.89
Forfeited	(117,500)	$ 3.65
Nonvested at December 29, 2007	143,695	$ 2.64

During fiscal years 2007, 2006 and 2005, the total fair value of options vested was $434,000, $301,000 and $95,000, respectively. The weighted average grant date fair value of options granted in fiscal years 2007, 2006 and 2005 was $1.70, $3.70 and $3.38, respectively. Compensation expense recorded in fiscal years 2007, 2006 and 2005 related to stock options was $380,000, $256,000 and $108,000, respectively and is included in general and administrative expenses in the accompanying statements of operations. The resulting income tax benefit in fiscal years 2007, 2006 and 2005 was $6,000, $71,000 and $0, respectively.

The Company issues new shares of common stock upon the exercise of stock options.

Additional information regarding options outstanding as of December 29, 2007, is as follows:

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
				Contractual	Exercise		Exercise
Range of Exercise Prices			Number	Life (in years)	Price	Number	Price

$ 1.03	-	$ 1.55	102,500	6.0	$ 1.27	77,500	$ 1.27
$ 1.81	-	$ 2.72	92,500	4.9	$ 2.00	67,500	$ 1.94
$ 3.21	-	$ 4.82	33,000	8.5	$ 3.53	10,365	$ 3.92
$ 7.00	-	$ 10.50	243,500	5.9	$ 7.39	172,440	$ 7.33
$ 1.03	-	$ 10.50	471,500	5.9	$ 4.73	327,805	$ 4.68

10.  Employee Benefit Plan

The Company maintains a 401(k) Savings Plan (the "Plan"). Employees become eligible to participate in the Plan after completing six months of service and attainment of the age 21. Generally, employees may contribute up to 15% of their compensation or a maximum of $15,500 in accordance with IRC Sections 402(g), 401(k) and 415. The Company may at its sole discretion, contribute and allocate to each eligible participant's account a percentage of the participant's elective deferral contributions. The Company made no contributions to the Plan for fiscal years 2007, 2006 and 2005. The Company's contributions vest over a five-year period.

11. Income Taxes

The following table summarizes the components of the provision for income taxes:

	Fiscal Year Ended,
	2007	2006	2005
	(in thousands)
Current:
Federal	$ (2,967)	$ 1,412	$ 1,904
State	(63)	277	528
Total current	(3,030)	1,689	2,432
Deferred:
Federal	(2,054)	(333)	(573)
State	(1,047)	(27)	(165)
Total deferred	(3,101)	(360)	(738)
Change in valuation allowance:
Federal	4,769	-	-
State	1,719	-	-
Total change in valuation allowance	6,488	-	-
Provision for income taxes from discontinued operations	(5)	(42)	(64)
Provision for income taxes	$ 352	$ 1,287	$ 1,630

The following table summarizes a reconciliation of the income tax provision computed using the Federal statutory income tax rate to the recognized income tax provision (benefit) for fiscal years 2007, 2006 and 2005:

	Fiscal Year Ended,
	2007	2006	2005

Statutory Federal rate	(34.0)%	34.0%	34.0%
State taxes, net of Federal benefit	(4.6)%	7.5%	5.5%
Other	0.1%	0.2%	(0.4)%
Change in valuation allowance	40.7%	-%	-%
Effective tax rate	2.2%	41.6%	39.1%

The following table summarizes the tax effect of temporary differences that give rise to deferred income taxes:

	Fiscal Year Ended,
	2007	2006
	(in thousands)

Deferred tax assets:
Uniform capitalization of inventory costs	$ 670	$ 641
Accrued vacation	190	149
Inventory reserves	1,415	388
Stock options	224	78
Basis difference in fixed assets	2,575	1,395
Deferred rent and tenant improvements	1,032	1,118
Net operating loss carry forward	929	-
Credit carry forwards	211	-
Other	-	8
Total deferred tax assets	7,246	3,777

Deferred tax liabilities:
Deferred state taxes	(585)	(229)
Prepaid expenses	(28)	(161)
Other	(145)	-
Total deferred tax liabilities	(758)	(390)

Valuation allowance	6,488	-

Net deferred tax asset	$ -	$ 3,387

The Company has federal and state net operating loss carry forwards available to offset future taxable income of approximately $715,000 and $9,663,000, respectively. These carry forwards will begin to expire in the years ending December 31, 2018 and December 31, 2008, respectively.

At December 29, 2007, the Company's net operating loss carry forwards include approximately $857,000 of potential tax deductions related to stock option transactions that will be credited directly to additional paid in capital, if realized.

The Company has federal AMT and employment tax credit carry forwards of approximately $183,000 and $28,000 respectively. The federal AMT tax credit will be carried forward indefinitely and the employment tax credit will begin to expire in the year ending December 31, 2018.

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In fiscal year 2007, the Company recorded a charge to income tax expense of approximately $6.5 million related to establishing a valuation allowance against its deferred income tax assets. The Company's determination to record a valuation allowance was based on the recent losses and losses expected in early future years. In addition, the Company discontinued recording income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize its deferred income tax assets.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain tax position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

The Company had cumulative unrecognized tax benefits of approximately $260,000 as of December 29, 2007. The cumulative effects of adopting FIN 48 resulted in a decrease of $210,000 to retained earnings and an increase in other long term liabilities of $210,000. The unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carry forwards and a full valuation allowance. The Company reported penalties and tax related interest expense as a component of income tax expense. The Company does not expect that its unrecognized tax benefit will change significantly within the next 12 months.

The following table summarizes the activity related to unrecognized tax benefits:

Activity Related
to Unrecognized
Tax Benefits
(in thousands)

Balance at December 31, 2006	$ 210
Increase related to prior period tax positions	81
Expiration of the statute of limitations for the assessment of taxes	(31)
Other	-
Balance at December 29, 2007	$ 260

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2004 - 2006
California	2003 - 2006

In fiscal year 2007, the Internal Revenue Service commenced an examination of the Company's U.S. income tax returns for the 2004 tax year and completed the examination in February 2008. The examination did not result in any material impact on the Company's financial position.

12. Related Party Transactions

The Company has used Ad Marketing, Inc. for its advertising and marketing needs since fiscal year 1997. Ad Marketing provides the Company with both print and advertising services, including the creation of advertising content and the buying of media time. The contract with Ad Marketing may be cancelled by either party upon giving 60 days' notice. In fiscal year 2007, the Company paid Ad Marketing $5.9 million for its services. As of December 29, 2007, the Company had $1.1 million in accrued liabilities to Ad Marketing. Jack Roth is the President, Chief Executive Officer, Chairman and the principal stockholder of Ad Marketing. Mr. Roth and various members of his family directly, or indirectly through foundations and 401(k) plans, own 1,011,351 shares, or 10.6% of the Company's outstanding shares of common stock.

The Company has used Larry Seiler for its stores' carpeting and flooring needs since fiscal year 2002. Larry Seiler provides the Company with carpet and installation services. In fiscal year 2007, the Company paid Larry Seiler $346,000 for his services. As of December 29, 2007, the Company had $55,000 in accrued liabilities to Larry Seiler. Larry Seiler is the spouse of Jill Seiler, the Company's Store Operations Manager.

13. Quarterly Financial Data (Unaudited)

The following table summarizes the Company's quarterly financial information for fiscal years 2007 and 2006. The Company has prepared this unaudited information on a basis consistent with its audited consolidated financial statements, reflecting all normal recurring adjustments that it considers necessary for a fair presentation of its financial position and operating results for the fiscal quarters presented. Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(unaudited, in thousands, except per share data)
Fiscal Year 2007
Net sales	$ 35,670	$ 36,893	$ 37,007	$ 43,001
Gross profit	10,276	10,912	4,716	9,873
(Loss) from continuing operations	(1,241)	(1,005)	(10,078)	(3,704)
Income (loss) from discontinued operations, net of taxes	29	(90)	(126)	(79)
Net (loss)	$ (1,212)	$ (1,095)	$ (10,204)	$ (3,783)

Basic (loss) per share:
(Loss) from continuing operations	$ (0.13)	$ (0.10)	$ (1.06)	$ (0.39)
(Loss) from discontinued operations	$ -	$ (0.01)	$ (0.01)	$ (0.01)
Net (loss)	$ (0.13)	$ (0.11)	$ (1.07)	$ (0.40)

Diluted (loss) per share:
(Loss) from continuing operations	$ (0.13)	$ (0.10)	$ (1.06)	$ (0.39)
(Loss) from discontinued operations	$ -	$ (0.01)	$ (0.01)	$ (0.01)
Net (loss)	$ (0.13)	$ (0.11)	$ (1.07)	$ (0.40)

Fiscal Year 2006
Net sales	$ 26,755	$ 30,874	$ 31,291	$ 40,137
Gross profit	9,117	10,789	9,915	13,586
Income (loss) from continuing operations	195	988	(308)	931
Income (loss) from discontinued operations, net of taxes	11	19	(10)	39
Net income (loss)	$ 206	$ 1,007	$ (318)	$ 970

Basic income (loss) per share:
Income (loss) from continuing operations	$ 0.03	$ 0.10	$ (0.03)	$ 0.10
Income (loss) from discontinued operations	$ -	$ 0.01	$ -	$ -
Net income (loss)	$ 0.03	$ 0.11	$ (0.03)	$ 0.10

Diluted income (loss) per share:
Income (loss) from continuing operations	$ 0.03	$ 0.09	$ (0.03)	$ 0.10
Income (loss) from discontinued operations	$ -	$ 0.01	$ -	$ -
Net income (loss)	$ 0.03	$ 0.10	$ (0.03)	$ 0.10

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) On November 28, 2007, Deloitte & Touche LLP ("Deloitte & Touche") informed the Company's Audit Committee that Deloitte & Touche was declining to stand for reappointment as the Company's independent registered public accountants.

The reports of Deloitte & Touche on the Company's consolidated financial statements for the most recent two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as discussed in the following sentence. Deloitte & Touche's report on the December 30, 2006 consolidated financial statements included explanatory paragraphs related to the restatement of the Company's consolidated statements of cash flows for the years ended December 31, 2005 and January 1, 2005 and related to the adoption of Statement of Financial Standards No. 123(R), "Share-Based Payment."

During the two most recent fiscal years and through November 28, 2007, there were no disagreements between Deloitte & Touche and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

Except as described below, there were no reportable events under Item 304(a)(1)(v) of Regulation S-K that occurred during the fiscal years ended December 31, 2005 and December 30, 2006 and through November 28, 2007. The Audit Committee of the Board of Directors has discussed each of the material weaknesses described below with Deloitte & Touche, and the Company authorized Deloitte & Touche to respond fully to the inquiries of a successor auditor concerning the subject matter below.

In connection with Deloitte & Touche's review of the interim financial statements for the quarter ended September 29, 2007, they advised the Company that they believed the following matters constituted material weaknesses. These material weaknesses were reported in Item 4T of the Company's Form 10-Q for that fiscal quarter.

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

In connection with Deloitte & Touche's review of the interim financial statements for the quarter ended April 1, 2006, they advised the Company that they believed the following matter constituted a material weakness. This material weakness was reported in Item 4 of the Company's Form 10-Q for that fiscal quarter.

  Material weakness related to the control environment - In the course of evaluating the design and operating effectiveness of the Company's disclosure controls and procedures for the thirteen weeks ended April 1, 2006, management identified the following deficiencies that increased the likelihood of potential material errors in the Company's financial reporting: (i) an insufficient number of accounting and finance personnel with the appropriate depth of experience, and (ii) a need for a more formalized process to identify, analyze and record significant financial information and transactions in conformity with current accounting literature.

The Company provided Deloitte & Touche with a copy of its Current Report on Form 8-K, filed on December 3, 2007 and requested that they furnish a letter addressed to the United States Securities and Exchange Commission stating whether it agreed with the above statements made by the Company. A copy of such letter, dated December 3, 2007, is filed as Exhibit 16.1 to the Form 8-K, and incorporated therein by reference.

(b) On December 7, 2007, the Company's Audit Committee appointed Grant Thornton LLP as its independent registered public accounting firm to audit the Company's consolidated financial statements for the fiscal year ending December 29, 2007. During the Company's fiscal years ended December 31, 2005 and December 30, 2006 and through December 7, 2007, the Company's did not consult with Grant Thornton LLP on either (i) the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

During the preparation of this Annual Report for the fiscal year ended December 29, 2007, the Company evaluated the effectiveness of its disclosure controls and procedures as of the end of that period, under the supervision and with the participation of its management, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting described below and the non-timely filing of the Company's quarterly report on Form 10-Q for the quarter ended September 29, 2007, the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) were not effective in ensuring that information required to be included in its periodic SEC filings is recorded, processed, summarized and reported within the time periods specified.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management has completed its evaluation and testing of the Company's internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308(a) of Regulation S-K (Internal Control Report). Management assessed the effectiveness of the Company's internal control over financial reporting for the fiscal year ended December 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework.

Based on the assessment of internal controls over financing reporting, management has concluded that, as of December 29, 2007, the Company's internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This assessment arose because, in connection with the preparation and review of its Quarterly Report on Form 10-Q for the period ended September 29, 2007, the Company identified certain material weaknesses discussed below. As also discussed below, management believes it has taken the necessary steps to remediate those material weaknesses. However, because an adequate amount of time has not passed since implementation of the remedial efforts to allow for testing of the controls put in place, the material weaknesses previously identified are deemed to still exist as of December 29, 2007. Management expects that, as a result of the remedial efforts instigated in the fourth quarter of fiscal 2007, the identified material weaknesses will be deemed to have been remediated as of the end of the first quarter of fiscal 2008.

Management identified the following material weaknesses in its internal control over financial reporting as of December 29, 2007:

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

Material weakness related to preparation of account analysis, account summaries and account reconciliations - In certain cases, inaccurate or incomplete account analyses, account summaries and account reconciliations were prepared during the quarter-end financial closing and reporting process in the areas of inventory, fixed assets and income taxes. As a result, material adjustments were necessary in order to present the Company's condensed consolidated financial statements during the year ended December 29, 2007 in accordance with US GAAP.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

In the Company's Form 10-Q for the fiscal quarter ended September 29, 2007, the Company reported the identification of certain material weaknesses related to the control environment and the preparation of account analysis, account summaries and account reconciliations. In the remediation process of these material weaknesses, during the quarter ended December 29, 2007, the Company hired a Chief Financial Officer on October 15, 2007 on an interim basis and then as a permanent hire on November 15, 2007. Michael McHugh, the new Executive Vice President and Chief Financial Officer, has over 35 years of finance and accounting experience in retail and other corporate environments, working with both public and private companies. The Chief Financial Officer is responsible for the Company's accounting, finance and financial reporting functions. Management believes that the hiring of the Chief Financial Officer has improved the effectiveness of its internal control over financial reporting. Additionally, the Company hired an Internal Control Analyst and increased the staff in the accounts payable department during the fourth quarter of fiscal 2007.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders under the caption "Election of Directors" and "Election of Directors - Information Regarding the Board of Directors and Corporate Governance."

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information required by this item is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and "Election of Directors - Information Regarding the Board of Directors and Corporate Governance."

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders under the captions "Principal Accounting Fees and Services."

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The financial statements listed on the accompanying Index to Consolidated Financial Statements are filed as part of this report.

(a) (2) Financial Statement Schedules

All Consolidated Supplementary Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoe Pavilion, Inc. (Registrant)
March 27, 2008	By:	/s/ DMITRY BEINUS Dmitry Beinus Chairman, President and Chief Executive Officer
March 27, 2008	By:	/s/ MICHAEL P. MCHUGH Michael P. McHugh Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Dmitry Beinus and Michael P. McHugh, and each of them, their true and lawful attorneys-in-fact, each with full power of substitution, for them in all capacities, to sign any amendments to this Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ DMITRY BEINUS Dmitry Beinus	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2008
/s/ MICHAEL P. MCHUGH Michael P. McHugh	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2008
/s/ PETER G. HANELT Peter G. Hanelt	Director	March 27, 2008
/s/ ANN IVERSON Ann Iverson	Director	March 27, 2008
/s/ RANDOLF KATZ Randolf Katz	Director	March 27, 2008
/s/ MARK J. MILLER Mark J. Miller	Director	March 27, 2008

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Description of Document	Notes

3.1	Certificate of Incorporation of the Registrant, as amended	(1)
3.2	Bylaws of the Registrant	(1)
4.1	Specimen Common Stock Certificate	(1)
10.1	1998 Equity Incentive Plan with forms of non-qualified and incentive stock option agreements	(1)(C)	(C)
10.2	Amended and Restated 1998 Equity Incentive Plan, effective as of March 15, 2006	(2)(C)	(C)
10.3	Directors' Stock Option Plan with form of stock option agreement	(1)(C)	(C)
10.4	Amended and restated Nonemployee Director Stock Option Plan, effective as of March 15, 2006	(2)(C)
10.5	Form of Indemnification Agreement between the Registrant and certain of its officers and directors	(1)
10.6	Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC dated April 18, 2003	(3)
10.7	Security Agreement between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003	(3)
10.8	Stock Pledge Agreement between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003	(3)
10.9	General Continuing Guaranty between Shoe Pavilion Inc. and Wells Fargo Retail Finance, LLC dated April 18, 2003	(3)
10.10	Amendment Number One to Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC dated September 24, 2004	(4)
10.11	Amendment Number Two and Waiver between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC, dated May 12, 2005	(5)
10.12	Amendment Number Three to Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC, dated August 11, 2005	(5)
10.13	Amendment Number Four to Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC, dated March 15, 2006	(2)
10.14	Amendment Number Five to Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC, dated October 30, 2006	(6)
10.15	Amendment Number Six to Loan and Security Agreement between Shoe Pavilion Corporation and Wells Fargo Retail Finance, LLC, dated December 11, 2006	(7)
21.1	List of Subsidiaries	(4)
23.1	Consent of Independent Registered Public Accounting Firm PDF as a courtesy
23.2	Consent of Independent Registered Public Accounting Firm PDF as a courtesy

Exhibit Number	Description of Document	Notes
31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy

(C)	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from the registrant's Form 8-A filed on January 26, 1998
(2)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on March 21, 2006
(3)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on May 12, 2003
(4)	Incorporated by reference from the registrant's Annual Report on Form 10-K filed on March 31, 2005
(5)	Incorporated by reference from the registrant's Quarterly Report on Form 10-Q filed on August 16, 2005
(6)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on November 3, 2006
(7)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on December 13, 2006

50