Form 10-Q
period 2008-03-29
SHOE PAVILION INC
filed 2008-05-13
CIK 1051009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES     ☒ NO

The number of shares of the registrant's Common Stock outstanding as of May 12, 2008 was 9,542,331.

Note: PDF provided as a courtesy

SHOE PAVILION, INC.
Table of Contents to Form 10-Q

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).
Shoe Pavilion, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 29,	December 29,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 356	$ 666
Accounts receivable, net	584	1,873
Income tax receivable	222	3,043
Inventories, net	42,225	54,337
Prepaid expenses and other current assets	627	3,228
Current assets of discontinued operations	85	229
Total current assets	44,099	63,376

Property and equipment, net	16,625	16,773
Other assets	265	288
Noncurrent assets of discontinued operations	5	1
Total assets	$ 60,994	$ 80,438

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 6,804	$ 13,134
Accrued expenses	5,137	5,957
Borrowings under credit agreement	16,559	23,040
Current portion of capitalized lease obligations	637	509
Current liabilities of discontinued operations	3	3
Total current liabilities	29,140	42,643

Deferred rent and other long-term liabilities	11,892	11,712
Long-term portion of capitalized lease obligations	1,148	1,043
Total liabilities	42,180	55,398

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; 1,000,000 shares authorized;
no shares issued and outstanding at March 29, 2008 and December 29, 2007	-	-
Common stock - $.001 par value; 15,000,000 shares authorized;
9,542,331 shares issued and outstanding	10	10
Additional paid-in capital	30,513	30,455
Accumulated deficit	(11,709)	(5,425)
Total stockholders' equity	18,814	25,040
Total liabilities and stockholders' equity	$ 60,994	$ 80,438

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Thirteen weeks ended
	March 29,	March 31,
	2008	2007

Net sales	$ 32,529	$ 35,565
Cost of sales and related occupancy expenses	26,892	25,326
Asset impairment	123	-
Gross profit	5,514	10,239
Selling, general and administrative expenses	11,400	11,888
Operating loss	(5,886)	(1,649)
Interest expense, net	(368)	(450)
Other expense	-	(9)
Loss from continuing operations before income taxes	(6,254)	(2,108)
Income tax benefit	-	877
Loss from continuing operations	(6,254)	(1,231)
Discontinued operations, net of taxes	(30)	18
Net loss	$ (6,284)	$ (1,213)

Loss per share:
Basic:
Loss from continuing operations	$ (0.66)	$ (0.13)
(Loss) earnings from discontinued operations	(0.00)	0.00
Net loss	$ (0.66)	$ (0.13)

Diluted:
Loss from continuing operations	$ (0.66)	$ (0.13)
(Loss) earnings from discontinued operations	(0.00)	0.00
Net loss	$ (0.66)	$ (0.13)

Weighted average shares outstanding:
Basic	9,542	9,539
Diluted	9,542	9,539

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common		Convertible Preferred
	Stock		Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 30, 2006	9,539	10	-	-	30,069	11,079	41,158

Net loss	-	-	-	-	-	(16,294)	(16,294)
Cumulative effect of the adoption of FIN 48	-	-	-	-	-	(210)	(210)
Stock-based compensation	-	-	-	-	380	-	380
Exercise of stock options	3	-	-	-	-	-	-
Income tax benefit from stock
option exercise	-	-	-	-	6	-	6
Balance at December 29, 2007	9,542	$ 10	-	$ -	$ 30,455	$ (5,425)	$ 25,040

Net loss	-	-	-	-	-	(6,284)	(6,284)
Stock-based compensation	-	-	-	-	58	-	58
Balance at March 29, 2008	9,542	$ 10	-	$ -	$ 30,513	$ (11,709)	$ 18,814

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirteen weeks ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (6,284)	$ (1,213)
Net loss (income) from discontinued operations	30	(18)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	846	609
Asset impairment	123	-
Share-based compensation	57	143
Tax benefit from exercise of stock options	-	(6)
Changes in operating assets and liabilities:
Accounts receivable	1,289	327
Income tax receivable	2,821	-
Inventories	12,112	(12,081)
Prepaid expenses and other current assets	2,624	(1,470)
Accounts payable	(6,154)	11,567
Accrued expenses, deferred rent and other long-term liabilities	(383)	734
Net cash provided by (used in) discontinued operations	111	(56)
Net cash provided by (used in) operating activities	7,192	(1,464)

Cash flows from investing activities:
Purchase of property and equipment	(869)	(1,683)
Purchase of property and equipment for discontinued operations	-	5
Cash used in investing activities	(869)	(1,678)

Cash flows from financing activities:
Borrowings on credit facility	34,357	42,570
Repayments on credit facility	(40,838)	(39,549)
Tax benefit from exercise of stock options	-	6
Principal payments on capital leases	(152)	(23)
Net cash (used in) provided by financing activities	(6,633)	3,004

Net decrease in cash and cash equivalents	(310)	(138)
Cash and cash equivalents, beginning of period	666	680
Cash and cash equivalents, end of period	$ 356	$ 542

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 232	$ 467
Cash paid for income taxes	-	88
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions through accrued expenses and accounts payable	$ 247	$ 345
Capital lease obligations incurred	386	-
Cashless exercise of stock options	-	3

See notes to condensed consolidated financial statements.

Shoe Pavilion, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Business Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Shoe Pavilion, Inc. and subsidiary (the "Company" or "Shoe Pavilion, Inc.") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes in conformity with accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 29, 2007 (the "2007 Annual Report") as filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim report. Interim results are not necessarily indicative of results for the full year. The financial data at December 29, 2007 presented herein is derived from the 2007 Annual Report.

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the current-year presentation, including discontinued operations and borrowings and repayments on the credit facility.

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
  determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation; and
  estimation of its net deferred income tax asset valuation allowance.

Business Operations

The Company is an independent off-price footwear retailer with locations in the Western and Southwestern United States. The Company operates as a single reporting business segment with 113 stores as of March 29, 2008 in Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico. During the first three months of fiscal year 2008, the Company did not open any new stores and closed two stores. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the branded footwear market. The Company offers a broad selection of quality designer label and branded footwear, typically at 20% to 60% below regular department store prices, in a convenient self-service store format. The Company is positioned in the market between discount stores and department stores.

The Company is in the process of expanding its business model to include consignment merchandise. Since the fourth quarter of fiscal year 2007, the Company has expanded its merchandise offerings to include apparel and fragrances and more recently, sunglasses and jewelry. Under this business arrangement, the vendor (or consignor) works with the Company to determine the stock level, quantity, price and product mix to be sold in its stores. Although there is no standard form of consignment agreement, in all instances the vendor retains title to the merchandise and shares the sales proceeds based on the agreement with the Company when the product is sold.

Because title to the merchandise remains with the vendor, the Company does not incur any funding or borrowing costs with respect to such products. The Company's consignment program started in the apparel category, initially with denim in September 2007, followed by fragrances in October 2007. In early 2008, the Company entered into consignment arrangements for sunglasses, jewelry and footwear. Net sales for consignment inventory for the thirteen week period ended March 29, 2008 was $1.1 million.

In order to free up floor space for the new consignment merchandise, the Company has begun a program of sales discounts to reduce certain identified footwear inventory in the stores. The Company currently intends to place consignment merchandise into all of its stores over the next fiscal year as floor space becomes available, however, not all of its stores will carry the full range of consignment merchandise available. The Company initially expects to target stores with a square footage greater than 15,000 square feet and then expand into smaller stores. The Company intends to include consignment inventory in each new store that is opened in the future. As a result of the expansion into consignment merchandise, an increasing percentage of its store inventory will not be owned by the Company.

Although the Company believes that its consignment program represents an opportunity to expand its product offerings in a cost-effective manner, there can be no assurance that the Company will be successful in implementing, maintaining and expanding its new business model in the future. Because of the relative newness of the Company's model, it is still refining certain practices and procedures used in consignment sales. Consequently, no assurance can be given that the introduction of new product offerings in the Company's stores will contribute a margin at least comparable to what footwear had generated in the vacated floor space.

In fiscal year 2007, the Company recorded an inventory lower of cost or market adjustment of $2.6 million ($3.0 million in costs and expenses charged to cost of sales offset by $0.4 million in deductions for sales of inventory) based on the discounts planned to clear floor space for the new consignment merchandise. Although the Company believes that at March 29, 2008, inventory levels and valuations are appropriate given current and anticipated sales trends, there is always the possibility that future trends could require the Company to take further inventory reductions therefore impacting the Company's lower of cost or market adjustments. In this regard, the Company monitors its inventory levels closely and will take appropriate actions, including taking additional discounts, as necessary, to maintain the appropriate value of its inventory.

Liquidity

In the first quarter of fiscal year 2008 and fiscal year 2007, the Company incurred operating losses and had an accumulated deficit at March 29, 2008 and December 29, 2007. Historically, the Company's liquidity needs have been met primarily by available borrowings under the Company's revolving credit facility and sales of securities. At March 29, 2008, the Company had approximately $5.1 million available under its revolving credit facility. Management believes that the existing revolving credit facility will be sufficient to fund currently anticipated cash requirements for the next twelve months.

The Company's efforts to reduce inventory levels and improve liquidity resulted in a $12.1 million reduction in inventory from $54.3 million at December 29, 2007 to $42.2 million at March 29, 2008. In the Company's efforts to reduce its operating expenses and improve liquidity, the Company along with retail consultants, are reviewing all of its store leases and are in discussions with landlords regarding rent reductions and lease modifications. Additionally, the Company has hired third-party consultants, on a contingent fee basis, to review its operating expenses for possible cost reductions.

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

2. Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company's financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company's financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that adoption of this statement will have on its financial position and results of operations.

3. Income Taxes

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

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and losses expected in early future years. In conducting its analysis, the Company utilizes a consistent approach which considers its current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period which may impact its future operating results. The Company considers both positive and negative evidence in its analysis. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize its remaining deferred income tax assets.

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

Consistent with the fiscal year end 2007, the Company provides a full valuation allowance against all tax benefits of the net operating losses incurred in the first quarter of fiscal year 2008. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize its deferred income tax assets.

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

	Thirteen weeks ended
	March 29,	March 31,
	2008	2007
Weighted average number of common shares:	(in thousands)
Basic	9,542	9,539
Effect of dilutive securities-stock options	-	-
Diluted	9,542	9,539

All outstanding options and warrants for the thirteen weeks ended March 29, 2008 and March 31, 2007, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

5. Stock Option Plans

The Company has two share-based compensation plans: the Amended and Restated 1998 Equity Incentive Plan and the Amended and Restated 1998 Non-Employee Director Stock Plan.

A summary of the Company's stock option activity during the thirteen weeks ended March 29, 2008 is presented in the following table:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(years)	(000)

Outstanding at December 29, 2007	471,500	$ 4.73	5.91	$ -
Granted	-	$ -
Exercised	-	$ -
Forfeited or expired	(75,500)	$ 6.52
Outstanding at March 29, 2008	396,000	$ 4.39	6.59	$ 1

Vested and expected to vest at March 29, 2008	388,071	$ 4.36	6.55	$ 1
Exercisable and vested at March 29, 2008	308,181	$ 3.93	6.17	$ 1

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company's average stock price for that day. As of March 29, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $251,500, which is expected to be recognized over a weighted average period of approximately 1.27 years. During the thirteen weeks ended March 29, 2008, no options were exercised.

A summary of the status of the Company's nonvested options as of December 29, 2007 and changes during the thirteen weeks ended March 29, 2008, is presented below:

		Weighted-
		Average
		Grant-Date
	Options	Fair Value

Nonvested at December 29, 2007	143,695	$ 2.64
Granted	-	$ -
Vested	(55,876)	$ 1.95
Forfeited	-	$ -
Nonvested at March 29, 2008	87,819	$ 3.08

During the thirteen weeks ended March 29, 2008, the total fair value of options vested was $108,687.

The Company issues new shares of common stock upon the exercise of stock options.

As of March 29, 2008, there were 507,561 shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of March 29, 2008, is as follows:

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
				Contractual	Exercise		Exercise
Range of Exercise Prices			Number	Life (in years)	Price	Number	Price

$ 1.03	-	$ 1.55	102,500	5.8	$ 1.27	102,500	$ 1.27
$ 1.81	-	$ 2.72	85,000	4.6	$ 2.00	75,000	$ 1.94
$ 3.21	-	$ 4.82	33,000	8.3	$ 3.53	13,700	$ 3.86
$ 7.00	-	$ 7.57	175,500	7.7	$ 7.53	116,981	$ 7.54
$ 1.03	-	$ 7.57	396,000	6.6	$ 4.39	308,181	$ 3.93

No options were granted during the thirteen weeks ended March 29, 2008 and March 31, 2007.

6. Discontinued Operations

Strategic decisions to close stores or exit locations or activities are made at least annually. If stores or operating activities to be closed or exited constitute components, as defined by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented, net of tax, as a separate component on the Condensed Consolidated Statements of Operations.

In August 2007, the Company closed two underperforming stores located in Chino, California which had reached the end of their initial lease terms. In October 2007, the Company closed one underperforming store in Fresno, California which had reached the end of its initial lease term. In November 2007, the Company closed one underperforming store in Granada Hills, California which had reached the end of its initial lease term. In April 2008, the Company closed one underperforming store in Redlands, California which had reached the end of its initial lease term. In accordance with SFAS No. 144, the results of operations for the thirteen weeks ended March 29, 2008 and March 31, 2007 for the five closed California stores are classified as discontinued operations as there were no migration of customers or cash flows to the Company's other stores. The results of operations for discontinued stores include only revenues generated from, and expenses directly associated with, the operation of such stores and consist of the following:

	Thirteen weeks ended
	March 29,	March 31,
	2008	2007
	(in thousands)
Net sales	$ 89	$ 672
Cost of sales and related occupancy expenses	64	469
Gross profit	25	203
Selling, general and administrative expenses	55	172
(Loss) income from discontinued operations before income taxes	(30)	31
Income tax expense	-	13
Net (loss) income	$ (30)	$ 18

	March 29,	December 29,
	2008	2007
	(in thousands)
Assets

Current assets
Cash and cash equivalents	$ 1	$ -
Inventories, net	84	229
Total current assets	85	229

Noncurrent assets
Property and equipment, net	$ 5	$ 1
Total noncurrent assets	5	1
Total assets of discontinued operations	$ 90	$ 230

Liabilities

Current liabilities
Accrued expenses	$ 3	$ 3
Total current liabilities	3	3
Total liabilities of discontinued operations	$ 3	$ 3

7. Impairment Charges

Based on the criteria in SFAS No. 144, long-lived assets are reviewed for impairment when events occur or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company analyzes the operating results of its stores and assesses the viability of under-performing stores to determine whether they should be closed or whether their associated assets, including furniture, fixtures, equipment and leasehold improvements, have been impaired. Based on an analysis of expected undiscounted cash flows over the remaining term of the leases, the Company recognized approximately $123,000 of noncash impairment charge during the thirteen week period ended March 29, 2008, related to leasehold improvements at one underperforming store. Fair value of the leasehold improvements was determined to be zero.

8. Legal Proceedings

As discussed in the Annual Report on Form 10-K for the year ended December 29, 2007, the Company is involved in various routine legal proceedings incidental to the conduct of its normal business activities. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations, either due to the nature of the claims, or because management believes that such claims would not exceed the limits of the Company's insurance coverage.

9. Commitments and Off-Balance Sheet Financing

Operating Leases

The Company did not sign any non-cancelable lease agreements for new stores during the thirteen week period ended March 29, 2008. The Company's primary commitments as of March 29, 2008 are its store leases. The following table summarizes future minimum lease payments required:

Operating
Lease Payments
(in thousands)
2008	$ 24,229
2009	33,284
2010	30,877
2011	29,334
2012	27,452
Thereafter	100,170
$ 245,346

Capital Leases

The Company has capital lease obligations for fixtures and information technology. Future obligations under these non-cancellable capital leases are as follows:

Capital
Lease Payments
(in thousands)
2008	$ 509
2009	856
2010	536
2011	36
Thereafter	-
Total obligation	1,937
Interest	152
Principal	$ 1,785

Letters of Credit

The Company has obtained documentary and standby letters of credit from Wells Fargo Retail Finance, LLC. These letters of credit are used to guarantee payments to various third parties. The total of these letters of credit was $287,000 at March 29, 2008. When the Company receives the related goods or services, the Company records the liability. When the liability is paid, the related letters of credit are cancelled.

Consignment Purchase Commitments

Some of the Company's consignment agreements include terms that may require the Company to purchase at fixed prices any consignment inventory remaining on hand after a specified duration of selling time, generally three to six months. As the quantities that may be required to be purchased are dependent on units sold, the Company is unable to determine the purchase commitment until the expiration of the selling period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the condensed consolidated statement of cash flows discussed in Item 1 of this Form 10-Q.

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or representing management's beliefs about, the Company's future strategies, operations and financial results, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the Company. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may not prove to be accurate. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict and could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, substantial operating losses and negative cash flows from operations incurred in the fiscal year ended December 29, 2007 and the first quarter ended March 29, 2008, the continued ability to access funds under the Company's revolving credit facility, reducing expenses and controlling costs in the current difficult retail environment, successfully implementing a consignment program involving expanded merchandise offerings not previously carried in the Company's stores, changes in the level of consumer spending on or preferences in footwear merchandise, economic and other factors affecting retail market conditions, the Company's ability to purchase attractive name brand merchandise at reasonable discounts, the availability of desirable store locations as well as management's ability to negotiate acceptable lease terms and maintain supplier and business relationships. Other risks and uncertainties include those described in the Company's Annual Report on Form 10-K for the year ended December 29, 2007. Risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company include, but are not limited to:

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

Overview

Shoe Pavilion is an independent off-price footwear retailer with locations in the Western and Southwestern United States. The Company operates as a single reporting business segment with 113 stores as of March 29, 2008 in Washington, Oregon, California, Arizona, Nevada, Texas and New Mexico. During the first three months of fiscal year 2008, the Company did not open any new stores and closed two stores. The Company was among the first footwear retailers on the West Coast to expand the off-price concept into the branded footwear market. The Company offers a broad selection of quality designer label and branded footwear, typically at 20% to 60% below regular department store prices, in a convenient self-service store format.

The Company is positioned in the retail market between discount stores and department stores. Unlike discount stores, it offers designer label and branded footwear that, in its opinion, has long-term customer appeal. As a result, the Company appeals to quality, style and designer label-oriented customers with relatively higher spending power. Unlike department stores, the Company's prices are designed to appeal to value-oriented consumers seeking quality branded footwear typically found at department stores or branded retail outlets at higher everyday prices. Stores are strategically located in strip malls, outlet centers, large format retail centers and downtown locations, frequently in close proximity to other off-price apparel retailers that attract similar customers. On average, over 20,000 pairs of shoes representing over 100 brands are displayed on the selling floor of most of its stores, compared to a significantly smaller product offering at typical department stores. Mature stores are evaluated for remodeling based on each store's age and competitive situation, as well as how much the landlord will contribute toward the required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competitive trends and the availability of adequate capital. The Company currently plans to open 12 new stores and close 10 stores at end of lease in fiscal year 2008. The planned new store openings for fiscal year 2008 are the result of lease commitments the Company made over one year ago. The Company has no new lease commitments for fiscal year 2009.

In the first quarter of fiscal year 2008 and fiscal year 2007, the Company incurred operating losses and had an accumulated deficit at March 29, 2008 and December 29, 2007. Historically, the Company's liquidity needs have been met primarily by available borrowings under the Company's revolving credit facility and sales of securities. At March 29, 2008, the Company had approximately $5.1 million available under its revolving credit facility. Management believes that the existing revolving credit facility will be sufficient to fund currently anticipated cash requirements for the next twelve months. If cash generated by operations does not result in a sufficient level of unused borrowing capacity, the Company's current operations and expansion plans could be constrained by its ability to obtain funds under the terms of the Company's revolving credit facility. In such a case, the Company would need to seek other financing alternatives with its bank or other sources. Additional financing may not be available at terms acceptable to the Company, if at all. Failure to obtain financing in such circumstances may require the Company to significantly curtail its operations.

The Company is in the process of expanding its business model to include consignment merchandise. Since the fourth quarter of fiscal year 2007, the Company has expanded its merchandise offerings to include apparel and fragrances and more recently, sunglasses and jewelry. Under this business arrangement, the vendor (or consignor) works with the Company to determine the stock level, quantity, price and product mix to be sold in its stores. Although there is no standard form of consignment agreement, in all instances the vendor retains title to the merchandise and shares the sales proceeds based on the agreement with the Company when the product is sold. Because title to the merchandise remains with the vendor, the Company does not incur any funding or borrowing costs with respect to such products. The Company's consignment program started in the apparel category, initially with denim in September 2007, followed by fragrances in October 2007. In early 2008, the Company entered into consignment arrangements for sunglasses, jewelry and footwear. Net sales for consignment inventory for the thirteen week period ended March 29, 2008 was $1.1 million. Some of the Company's consignment agreements include terms that may require the Company to purchase at fixed prices any consignment inventory remaining on hand after a specified duration of selling time, generally three to six months. As the quantities that may be required to be purchased are dependent on units sold, the Company is unable to determine the purchase commitment until the expiration of the selling period.

Results of Operations

Thirteen Weeks Ended March 29, 2008 Compared to Thirteen Weeks Ended March 31, 2007.

The following table sets forth statements of income data and relative percentages of net sales for the thirteen week period ended March 29, 2008 and thirteen week period ended March 31, 2007 (dollar amounts in thousands).

	Thirteen weeks ended
	March 29,		March 31,
	2008		2007		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$ 32,529	100.0%	$ 35,565	100.0%	$ (3,036)	(8.5%)
Cost of sales and related occupancy expenses	26,892	82.7%	25,326	71.2%	1,566	6.2%
Asset impairment	123	0.4%	-	0.0%	123	n/a
Gross profit	5,514	17.0%	10,239	28.8%	(4,725)	(46.1%)
Selling, general and administrative expenses	11,400	35.0%	11,888	33.4%	(488)	(4.1%)
Operating loss	(5,886)	(18.1%)	(1,649)	(4.6%)	(4,237)	256.9%
Interest expense, net	(368)	(1.1%)	(450)	(1.3%)	82	(18.2%)
Other expense	-	0.0%	(9)	(0.0%)	9	(100.0%)
Loss from continuing operations before income taxes	(6,254)	(19.2%)	(2,108)	(5.9%)	(4,146)	196.7%
Income tax benefit	-	0.0%	877	2.5%	(877)	(100.0%)
Loss from continuing operations	(6,254)	(19.2%)	(1,231)	(3.5%)	(5,023)	408.0%
Discontinued operations, net of taxes	(30)	(0.1%)	18	0.1%	(48)	(266.7%)
Net loss	$ (6,284)	(19.3%)	$ (1,213)	(3.4%)	(5,071)	418.1%

Net Sales. Net sales are net of estimated returns and sales discounts. Net sales for the thirteen week period ended March 29, 2008 decreased by 8.5% or $3.0 million, to $32.5 million from $35.6 million for the thirteen week period ended March 31, 2007. The decrease in net sales was due to a comparable store sales decrease of 16.5%, primarily due to the difficult retail environment, offset by the addition of 18 new stores. Comparable store sales are based upon stores open at least 13 consecutive months.

Gross Profit. Cost of sales includes landed merchandise and occupancy expenses. Gross profit for the thirteen week period ended March 29, 2008 decreased by 46.1%, or $4.7 million, to $5.5 million from $10.2 million in the thirteen week period ended March 31, 2007, primarily as a result of lower sales of $3.0 million, lower selling margins of $1.4 million and higher occupancy expenses of $1.0 million, primarily related to new stores. As a percent of sales, gross profit decreased to 17.0% for the thirteen week period ended March 29, 2008 from 28.8% in the thirteen week period ended March 31, 2007, primarily due to lower selling margins of 8.6% and higher occupancy expenses of 4.9%, primarily related to new stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirteen week period ended March 29, 2008 decreased by 4.1%, or $488,000, to $11.4 million from $11.9 million in the thirteen week period ended March 31, 2007. The $488,000 decrease is primarily from decreases of $755,000 in advertising and $253,000 in warehouse fees, offset by increases of $191,000 in store salaries, $157,000 in legal and accounting fees, and $141,000 in corporate salaries. As a percent of sales, selling, general and administrative expenses increased to 35.0% for the thirteen week period ended March 29, 2008 from 33.4% in the thirteen week period ended March 31, 2007. The increase as a percent of sales is primarily due to an increase of 1.7% in store salaries.

Interest Expense. Interest expense for the thirteen week period ended March 29, 2008 decreased by 18.2%, or $82,000, to $368,000 from $450,000 in the thirteen week period ended March 31, 2007, due to decreased borrowings under the Company's revolving credit facility during the thirteen week period ended March 29, 2008 compared to the thirteen week period ended March 31, 2007.

Income Tax Benefit. The income tax benefit is based on the statutory federal tax rate of 35% and is typically impacted by state taxes and other permanent book-tax differences. Due to the recent history of cumulative losses and losses expected in early future years, a full valuation allowance was provided and no benefit has been recognized for the net operating loss and other deferred tax assets for the thirteen week period ended March 29, 2008. The income tax benefit for the first quarter before full valuation is $2.4 million using an effective tax rate of 38.7%. The income tax benefit increased the gross deferred tax assets and associated valuation allowance from $6.5 million for the fiscal year end 2007 to $8.9 million for the thirteen week period ended March 29, 2008. There was no material change to the FIN 48 tax reserves during the thirteen week period ended March 29, 2008. In addition, the Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

Discontinued Operations. Loss from discontinued operations, net of taxes, for the thirteen week period ended March 29, 2008 was $30,000 compared to income from discontinued operations, net of taxes of $18,000 for the thirteen week period ended March 31, 2007, due to the continued declines in the operating performance of the five closed California stores.

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

During the thirteen week period ended March 29, 2008, the Company did not open any new stores. During the thirteen week period ended March 29, 2008, the Company closed two small stores averaging 3,600 square feet. These smaller stores were replaced by two large stores averaging 18,800 square feet that opened in the fourth quarter of 2006 and in the third quarter of fiscal year 2007 located in the same general area. The costs associated with closing the two stores did not have a material impact on the Company's financial position.

The following table summarizes certain key liquidity measurements as of the dates indicated (in thousands):

	March 29,	December 29,
	2008	2007
Cash and cash equivalents	$ 356	$ 666
Inventories	42,225	54,337
Total current assets	44,099	63,376
Borrowings under credit agreement	16,559	23,040
Total current liabilities	29,140	42,643
Net working capital	14,959	20,733
Property and equipment, net	16,625	16,773
Total assets	60,994	80,438
Total stockholders' equity	18,814	25,040

Operating activities

Cash provided by operating activities was $7.2 million for the thirteen week period ended March 29, 2008, compared to cash used in operating activities of $1.5 million for the thirteen week period ended March 31, 2007. Cash provided by operating activities for the thirteen week period ended March 29, 2008 was primarily attributable to a $12.1 million decrease in inventory due to the planned reduction in inventory to free floor space for the consignment merchandise product offering, the receipt of a $2.8 million federal tax carry back refund, and a $2.6 million decrease in prepaid expenses, a decrease of $6.2 million in accounts payable and a net loss of $6.3 million. Cash used in operating activities in the thirteen week period ended March 31, 2007 of $1.5 million was attributable to an increase of $12.1 million in inventory for new store openings offset by an increase of $11.6 million in accounts payable.

Inventories at March 29, 2008 were $12.1 million lower than at December 29, 2007. The decrease reflects the planned reduction in inventory to free floor space for the consignment merchandise product offering. The Company is aware that inventory levels and valuations may change due to current and anticipated sales trends and that there is always the possibility that future trends could require the Company to take further inventory lower of cost or market adjustments. In this regard, the Company monitors its inventory levels closely and will take appropriate actions, including taking additional discounts, as necessary, to maintain the appropriate value of the Company's inventory.

Investing activities

Cash used in investing activities was $0.9 million for the thirteen week period ended March 29, 2008 compared to $1.7 million for the thirteen week period ended March 31, 2007. For the thirteen week period ended March 29, 2008 and March 31, 2007, cash used in investing activities consisted of capital expenditures for furniture, fixtures and leasehold improvements for both new and relocated stores.

Future capital expenditures will depend primarily on the number of planned store openings, the number of existing stores the Company remodels and the timing of these expenditures. The Company continuously evaluates its future capital expenditure plans and adjusts planned expenditures, as necessary, based on business conditions. Because the Company is able to identify locations, negotiate leases, and construct stores in a relatively short period of time, the Company is able to maintain considerable flexibility in the timing and extent of its capital expenditures. The Company currently plans to open 12 new stores in fiscal year 2008.

Financing activities

Cash used in financing activities was $6.6 million for the thirteen week period ended March 29, 2008 compared to cash provided by financing activities of $3.0 million for the thirteen week period ended March 31, 2007. The primary use of cash was the net payment of $6.5 million on the Company's revolving credit facility. The primary source of cash was a $3.0 million net draw on the Company's revolving credit facility for the thirteen week period ended March 31, 2007.

A revolving credit facility is maintained with Wells Fargo Retail Finance, LLC ("Lender") that provides for borrowings of up to $40.0 million, which may be increased at the Company's option up to a maximum of $50.0 million. The revolving credit facility expires in April 2011. As of March 29, 2008, the Company was in compliance with the financial covenants of its revolving credit facility. The Company believes its credit line with the Lender is sufficient to fund operations for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. The Company estimates contractual obligations of approximately $1.6 million from operating leases for the 12 new stores in fiscal year 2008. At March 29, 2008, the Company had approximately $5.1 million available under its revolving credit facility. If cash generated by operations does not result in a sufficient level of unused borrowing capacity, the Company's operations and expansion plans could be constrained by its ability to obtain funds under the terms of its revolving credit facility. In such a case, the Company would need to seek other financing alternatives with its bank or other sources. Additional financing may not be available at terms acceptable to the Company, if at all. Failure to obtain financing in such circumstances may require the Company to significantly curtail its operations. For a detailed discussion, see Part I, Item 1A "Risk Factors - The covenants in our revolving credit facility may impact our ability to access borrowings to fund our expansion" of the Company's Annual Report on Form 10-K for the year ended December 29, 2007.

Seasonality and Quarterly Results

The Company's business, measured in terms of net sales, is subject to seasonal fluctuations and trends. Historically, a higher amount of the Company's net sales were, and may continue to be realized during the fourth quarter of the Company's fiscal year, which includes the winter holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company's rapid growth during the last several years may conceal the impact of other seasonal influences. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events which affect the results of its operations and the reported value of assets and liabilities. Since future events and their impact cannot be determined with certainty, the actual results may differ from the Company's estimates.

The Company believes that its application of accounting policies, and the estimates inherently required therein, are reasonable. The Company constantly reevaluates these accounting policies and estimates, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found its application of accounting policies to be appropriate, and its actual results have not differed materially from those determined by using necessary estimates. The Company believes that the following summarizes critical accounting policies which require significant estimates and assumptions in the preparation of its consolidated financial statements. For more information regarding the Company's critical accounting policies, see the discussion set forth in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 29, 2007.

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

Cost of Sales. Cost of sales includes product costs, inbound freight, inventory shrinkage and store occupancy costs. It does not include purchasing, warehousing, distribution and inter-store freight transportation expenses, which are included in selling, general and administrative expenses. The Company's gross margin may not be comparable to other retailers as some of these entities include purchasing, warehousing, distribution and inter-

store freight transportation expenses in cost of sales.

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

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and losses expected in early future years. In conducting its analysis, the Company utilizes a consistent approach which considers its current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period which may impact its future operating results. The Company considers both positive and negative evidence in its analysis. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize its remaining deferred income tax assets.

In January 2007, the Company adopted FIN 48.  FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain tax position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information. The Company classifies income tax penalties as part of selling, general and administrative expense and interest as part of interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's Annual Report on Form 10-K for the year ended December 29, 2007 includes a discussion of market risk. There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the year ended December 29, 2007.

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

During the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008, the Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of its management, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

In the Company's Form 10-Q for the fiscal quarter ended September 29, 2007, the Company reported the identification of certain material weaknesses related to the control environment and the preparation of account analysis, account summaries and account reconciliations. These material weaknesses were remediated by the Company as of the quarter ended March 29, 2008. The Company hired a Chief Financial Officer on October 15, 2007 on an interim basis and then as a permanent hire on November 15, 2007. Michael McHugh, the new Executive Vice President and Chief Financial Officer, has over 35 years of finance and accounting experience in retail and other corporate environments, working with both public and private companies. The Chief Financial Officer is responsible for the Company's accounting, finance and financial reporting functions. Management believes that the hiring of the Chief Financial Officer has improved the effectiveness of its internal control over financial reporting. Additionally, the Company hired an Internal Control Analyst and increased the staff in the accounts payable department during the fourth quarter of fiscal 2007.

Except as discussed above, there were no changes made in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of the last evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As discussed in the Annual Report on Form 10-K for the year ended December 29, 2007, the Company is involved in various routine legal proceedings incidental to the conduct of its normal business activities. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations, either due to the nature of the claims, or because management believes that such claims would not exceed the limits of the Company's insurance coverage.

Item 1A. Risk Factors.

The Annual Report on Form 10-K for the year ended December 29, 2007 includes a detailed discussion of risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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

31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF

31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF

32.1 Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF

32.2 Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2008.

SHOE PAVILION, INC., as Registrant

/s/ MICHAEL P. MCHUGH
Michael P. McHugh
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)